Form 10-Q
period 1999-09-30
LOISLAW COM INC
filed 1999-11-12
CIK 1088820

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       exchange act of 1934

For the transition period from               to               .
                               -------------    -------------

                         Commission file number 0-27463

                               Loislaw.com, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                    71-0655999
  -------------------------------              --------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

            105 North 28th Street
            Van Buren, Arkansas                             72956
  ---------------------------------------        ----------------------------
  (Address of principal executive offices)                (Zip Code)

                                 (501) 471-5581
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not applicable
--------------------------------------------------------------------------------
   Former name, address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes        No    X    *
                                               -----      -----

  * The registrant became subject to such filing requirements on September 29, 1999.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  20,942,003 shares of common stock, $.001 par value, were outstanding on November 8, 1999.

                                     INDEX

                               LOISLAW.COM, INC.


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)                                               Page
-------                                                                                 ----

           Condensed Balance Sheets -- September 30, 1999 and December 31, 1998         3

           Condensed Statements of Operations - Three months and nine months
           ended September 30, 1999 and 1998                                            4

           Condensed Statements of Cash Flows -- Nine months ended September 30,
           1999 and 1998                                                                5

           Notes to Condensed Financial Statements -- September 30, 1999                6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------
         of Operations                                                                  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     16
-------

PART II. OTHER INFORMATION
--------------------------

Item 2.  Changes in Securities and Use of Proceeds                                      17
-------

Item 4.  Submission of Matters to a Vote of Security Holders                            18
-------

Item 5.  Other Information                                                              18
-------

Item 6.  Exhibits and Reports on Form 8-K.                                              18
-------

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
-------

                               LOISLAW.COM, INC.
                           CONDENSED BALANCE SHEETS

                                                                                                September 30,
                                                                                                   1999
                                                                December 31,    September 30,    Pro forma
                                                                    1998            1999        (see note C)
                                                                ------------    ------------    ------------
                ASSETS                                           (see note)      (unaudited)     (unaudited)
Current assets:
 Cash and cash equivalents                                      $     99,042    $    299,531    $    299,531
 Accounts receivable, net                                          1,540,052       2,843,029       2,843,029
 Prepaid commissions                                                 311,394       1,074,895       1,074,895
 Prepaid software license                                             96,958         271,125         271,125
 Other current assets                                                138,811         743,788         743,788
                                                                ------------    ------------    ------------
  Total current assets                                             2,186,257       5,232,368       5,232,368

 Databases, net                                                   10,766,967      16,402,698      16,402,698
 Property and equipment, net                                       1,446,459       3,260,201       3,260,201
 Deferred loan costs, net of accumulated amortization              3,992,278       3,796,736       3,796,736
 Other assets                                                        820,721       1,785,620       1,785,620
                                                                ------------    ------------    ------------
  Total assets                                                  $ 19,212,682    $ 30,477,623    $ 30,477,623
                                                                ------------    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current installments of long-term debt                         $    954,893    $  3,847,100    $  3,847,100
 Accounts payable                                                  2,559,631       5,471,910       5,471,910
 Deferred revenues                                                 2,961,067       4,640,633       4,640,633
 Accrued expenses                                                    461,549       2,395,787       2,395,787
                                                                ------------    ------------    ------------
  Total current liabilities                                        6,937,140      16,355,430      16,355,430
 Deferred revenues                                                   967,046         296,673         296,673
 Long-term debt, excluding current installments                   11,317,631      12,802,896      12,802,896
 Other noncurrent liabilities                                        170,373               -               -
                                                                ------------    ------------    ------------
  Total liabilities                                               19,392,190      29,454,999      29,454,999
                                                                ------------    ------------    ------------
Redeemable equity securities:
 Series A convertible preferred, 931,044 shares                    2,605,840       3,621,091               -
 Series B redeemable preferred, redemption value of
  $4,395,890 plus accrued dividends, 439,589 shares                4,770,380       5,025,862       5,025,862
 Series C convertible preferred, 2,495,697 shares                          -      15,797,959               -
 Common stock, 730,692 shares at December 31, 1998
  and 2,113,232 shares at September 30, 1999                       1,189,158       4,942,617               -
 Common stock warrants                                             3,154,975          82,937               -
                                                                ------------    ------------    ------------
  Total redeemable equity securities                              11,720,353      29,470,466       5,025,862
                                                                ------------    ------------    ------------

Stockholders' equity (deficit):
 Common stock, $.001 par value. 50,000,000 shares authorized;
  7,180,000 shares issued at December 31, 1999 and 8,082,810 shares issued at September 30, 1998 and 20,949,524 shares
  issued on a pro forma basis at September 30, 1999                    7,180           8,083          17,050
 Additional paid-in capital                                                -               -      24,435,637
 Accumulated deficit                                             (11,890,941)    (28,439,825)    (28,439,825)
 Treasury stock, at cost, 10,000 shares                              (16,100)        (16,100)        (16,100)
                                                                ------------    ------------    ------------
  Total stockholders' equity (deficit)                           (11,899,861)    (28,447,842)     (4,003,238)
                                                                ------------    ------------    ------------
  Total liabilities and stockholders' equity (deficit)          $ 19,212,682    $ 30,477,623    $ 30,477,623
                                                                ============    ============    ============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                               LOISLAW.COM, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                         -------------------------    --------------------------
                                             1999          1998           1999           1998
                                         -----------   -----------    ------------    -----------
Revenues:
  Subscriptions                          $ 1,826,387   $ 1,058,050    $  4,618,759    $ 2,845,610
  Other                                            -       255,016               -        608,106
                                         -----------   -----------    ------------    -----------
    Total revenues                         1,826,387     1,313,066       4,618,759      3,453,716

Operating expenses:
  Database cost                            2,555,874       711,000       5,260,291      1,726,866
  Cost of other revenues                           -       102,000               -        249,248
  Selling and Marketing                    3,288,591     1,270,222       7,609,040      3,172,726
  General and administrative               1,301,716       522,405       3,337,485      1,912,937
                                         -----------   -----------    ------------    -----------
    Total operating expenses               7,146,181     2,605,627      16,206,816      7,061,777

                                         -----------   -----------    ------------    -----------
    Loss from operations                  (5,319,794)   (1,292,561)    (11,588,057)    (3,608,061)

Interest income (expense):
  Interest income                             10,869             -          40,681              -
  Interest expense                          (685,394)     (410,363)     (2,023,883)    (1,053,653)
                                         -----------   -----------    ------------    -----------
    Total interest income (expense)         (674,525)     (410,363)     (1,983,202)    (1,053,653)

                                         -----------   -----------    ------------    -----------
Net loss                                  (5,994,319)   (1,702,924)    (13,571,259)    (4,661,714)

Accrued preferred stock dividends and
 accretion on redeemable preferred
 stock and common warrants                 2,877,661       130,967       3,339,740        341,610

                                         -----------   -----------    ------------    -----------
Net loss applicable to common stock      $(8,871,980)  $(1,833,891)   $(16,910,999)   $(5,003,324)
                                         -----------   -----------    ------------    -----------

Net loss per share - basic and diluted   $     (0.87)  $     (0.26)   $      (1.87)   $     (0.70)
                                         ===========   ===========    ============    ===========

Weighted average common shares
 outstanding - basic and diluted          10,186,042     7,175,326       9,027,027      7,178,425
                                         ===========   ===========    ============    ===========

Pro forma information: (see Note B)
Net loss per share - basic and diluted   $     (0.36)  $     (0.20)   $      (1.04)   $     (0.54)
                                         ===========   ===========    ============    ===========

Weighted average common shares
 outstanding - basic and diluted          17,039,524     9,037,414      13,247,686      9,040,513
                                         ===========   ===========    ============    ===========

See notes to condensed financial statements.

                               LOISLAW.COM, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Nine Months Ended
                                                                September 30,
                                                        -----------------------------
                                                            1999            1998
                                                        ------------    -------------
Operating activities:
Net loss                                                $(13,571,259)   $ (4,661,711)
Adjustments to reconcile net loss to net cash used by
 operating activities:
 Depreciation and amortization                             2,264,243       1,527,248
 Provision for doubtful accounts                             115,000          20,000
 Changes in operating assets and liabilities:
  Receivables                                               (876,290)       (207,541)
  Prepaid expenses and other current assets               (1,542,645)       (314,628)
  Accounts payable                                         2,741,906         958,626
  Accrued expenses                                         1,934,237        (177,927)
  Deferred revenue                                         1,009,193         536,613
                                                        ------------    ------------
   Net cash used by operating activities                  (7,925,615)     (2,319,320)

Investing activities:
Database production expenditures                          (6,967,664      (3,964,218)
Purchase of property and equipment                        (2,128,874)     (1,071,171)
Increase in other assets                                    (222,141)       (653,916)
                                                        ------------    ------------
   Net cash used by investing activities                  (9,318,679)     (5,689,305)

Financing activities:
Proceeds from notes payable                               11,840,700       4,816,000
Proceeds from sale of common stock                           478,485               -
Proceeds from sale of Series C convertible preferred
 stock, net of issuance costs of $624,023                  8,893,850               -
Repayment of notes payable                                (2,461,581)              -
Repayment of capital lease obligations                        (8,954)        (11,739)
Deferred loan costs                                          (13,273)              -
Deferred offering costs                                   (1,284,444)              -
Purchase of treasury stock                                         -         (16,100)
                                                        ------------    ------------
   Net cash provided by financing activities              17,444,783       4,788,161

Increase (Decrease) in cash and cash equivalents             200,489      (3,220,464)
Cash and cash equivalents at beginning of period              99,042       3,233,172)
                                                        ------------    ------------
Cash and cash equivalents at end of period              $    299,531    $     12,708
                                                        ============    ============
Supplemental cash flow information:
Cash paid for interest                                  $  1,309,997    $    454,984
Noncash investing and financing transactions:
 Accrued Series B redeemable preferred stock dividends  $    255,482    $    255,016
 Accretion on redeemable equity securities              $  3,264,693    $     86,594
 Issuance of warrants                                   $    408,364               -
 Cancellation of redemption feature on redeemable
  common stock                                          $  1,233,746               -
 Conversion of subordinated notes payable into 857,509
  shares of Series C convertible preferred stock        $  4,982,127               -
 Exercise of warrants for satisfaction of subordinated
  notes payable                                         $     10,566               -
 Trade-in on copier capital lease                                  -    $     57,475

See notes to consolidated financial statements.

                               LOISLAW.COM, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and notes thereto included in the prospectus dated September 29, 1999 of LOISLAW.COM, INC. (the "Company") (File No. 333-81107) filed with Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933.

NOTE B--PRO FORMA LOSS PER SHARE

Pro forma loss per share and pro forma weighted average shares outstanding reflect (1) the conversion of 931,044 shares of Series A convertible preferred stock into 1,862,088 shares of common stock as if the conversion had taken place at the beginning of the respective periods and (2) the conversion of 2,495,697 shares of Series C convertible preferred stock into 4,991,394 shares of common stock as if the conversion had taken place on May 25, 1999, the date of original issuance of the Series C convertible preferred stock. These conversions actually occurred on October 5, 1999. Pro forma loss per share has been computed by dividing the pro forma net loss attributable to common stock by the pro forma weighted average shares of common stock outstanding during the period as shown below:


                                       Quarter Ended                  Nine Months Ended
                                       September 30,                    September 30,
                                ----------------------------    -----------------------------
                                    1999            1998             1999            1998
                                -------------  -------------    -------------   -------------
Net loss                        $ (5,994,319)   $(1,702,924)    $(13,571,259)    $(4,661,714)

Accrued dividends on preferred
stock                                 85,704         85,005          255,482         255,016
                                ------------   ------------     ------------    ------------
Pro forma net loss attributable
to common stockholders          $ (6,080,023)   $(1,787,929)    $(13,826,741)    $(4,916,730)
                                ------------   ------------     ------------    ------------
Weighted average common
shares outstanding                10,186,042      7,175,326        9,027,027       7,178,425

Conversion of Series A and
Series C convertible preferred
stock into common stock            6,853,482      1,862,088        4,220,659       1,862,088
                                ------------   ------------     ------------    ------------
Pro forma weighted average
common shares outstanding         17,039,524      9,037,414       13,247,686       9,040,513
                                ------------   ------------     ------------    ------------
Pro forma loss per share        $      (0.36)  $      (0.20)    $      (1.04)   $      (0.54)
                                ------------   ------------     ------------    ------------

NOTE C--SUBSEQUENT EVENTS

On September 30, 1999, the Company sold 3,900,000 shares of its common stock in an initial public offering at $14.00 per share. Proceeds to the Company, net of underwriting discounts and commissions, were $50.8 million, and were received on October 5, 1999.

Simultaneously with the closing of the initial public offering, all outstanding shares of Series A and Series C convertible preferred stock were automatically converted into an aggregate of 6,853,482 shares of common stock.

On October 5, 1999, the Company paid $5.0 million to redeem 439,589 shares of Series B redeemable preferred stock and accrued dividends on that stock, paid $16.6 million to repay outstanding debt, and paid $250,000 for financial services. Such amounts were paid with a portion of the net proceeds of the offering.

The pro forma balance sheet at September 30, 1999 is based upon the historical balance sheet and gives effect to the conversion of the Series A Preferred and Series C Preferred shares into shares of common stock and the elimination of the redemption features on 2,113,232 shares of common stock and outstanding warrants for the purchase of 35,536 shares of common stock as if the conversion and the elimination of the redemption feature had occurred on September 30, 1999.

                                   FORM 10-Q

                               LOISLAW.COM, INC.

Item 2.  Management's Discussion and Analysis of Financial
-------

         Condition and Results of Operations

Overview

  Loislaw.com provides comprehensive, affordable and easy-to-use legal and related information to lawyers and law firms over the Internet and on CD-ROM.
We offer more than 1,500 databases that we estimate to contain over 8.0 million documents. These databases consist of federal and state law, continuing legal education materials and other legal information. As of September 30, 1999, our databases included federal statutes and regulations, state statutes and regulations of all 50 states, court decisions for the U.S. Supreme Court and all 13 federal circuit courts of appeal and court decisions for 34 states. We expect to offer court decisions databases for all 50 states by the end of 1999. During 2000, we will continue to expand our product offerings and will add a number of specialty databases, including U.S. Tax Courts, IRS Cumulative Bulletins, and SEC Decisions and Reports.

  We generate revenues primarily from the sale of web-based products and CD-ROM products for fixed annual subscription fees. The list price for unlimited Internet access to substantially all federal and state law databases that we offer is currently $1,176 per seat per year. The list price for unlimited Internet access to substantially all state law for one state is $690 per seat per year. We do not charge any additional fees for multiple users of a seat. Our pricing strategy with respect to our web-based products may change as a result of our evolving market. Continuing legal education and bar materials are available for purchase at an additional charge.

  Historically we have offered CD-ROM products at annual subscription prices ranging from $300 to $690 per state or federal jurisdiction. In recent periods, we have de-emphasized our CD-ROM products by implementing a focused marketing and sales effort for our web-based products. Since July 1999, we have offered new subscriptions only for our web-based products. If requested, we deliver CD-ROM discs for the costs of shipping and handling to subscribers of our web-based products. Some revenue from CD-ROM sales will continue as we fulfill obligations to our current CD-ROM customers. Revenues from CD-ROM products also include a small amount of revenue from one-time sales of bar association publications. We will continue to make these one-time CD-ROM sales.

  The migration of our customers to our web-based products will increase our average revenue per customer if most customers purchase unlimited Internet access for substantially all of our databases. It will also decrease our average cost per customer if fewer customers use our CD-ROM products. This is because we currently provide our CD-ROM customers with updated discs every 90 days and because CD-ROM products typically require significantly more customer and technical support due to the reinstallation of updated CD-ROM discs and issues with customer hardware configuration changes.

  Upon the sale of a new subscription, the total amount of the subscription fee is accounted for as deferred revenue. Revenues from subscription sales are then recognized and charged against deferred revenue on a monthly basis over the subscription period, which is typically one year. Subscription fees are paid up front in cash or on a monthly basis by electronic funds transfer.

  Database costs consist primarily of database production costs that support both our web-based products and our CD-ROM products. Database production costs represent amounts incurred for data acquisition and conversion, editing, coding and quality control of legal information, related salaries and benefits, facilities cost allocation and related expenses associated with computers for data processing. We capitalize costs, other than overhead allocations, related to the production of databases. Because court decisions have significant value for long periods of time or indefinitely, we amortize our court decision databases over 20 years. We amortize databases containing statutes and regulations, which have a much more limited useful life, over two years. We expense as incurred database maintenance and updating costs.

  As of September 30, 1999, we had unamortized deferred loan costs of $3.8 million. These deferred loan costs relate to debt that was retired on October 5, 1999, with a portion of the net proceeds received from our initial public offering ("IPO"). As a result of the early repayment of the debt, the deferred loan costs will be expensed as an extraordinary item in the fourth quarter of 1999.

Results of Operations

Comparison of Results for the Three Months Ended September 30, 1999 and 1998

  Revenues.   Total revenues increased 39.1% to $1.8 million for the three months ended September 30, 1999 from $1.3 million for the three months ended September 30, 1998. Revenues from subscriptions increased 72.6% to $1.8 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998. We believe the increase in revenues from subscriptions was due primarily to the increase in the number of legal databases we offered to 1,501 at September 30, 1999 from 366 at September 30, 1998, the increase in our marketing efforts and the expansion of our sales staff. We expect that this trend will continue and that subscription revenues will represent substantially all of our total revenues in future periods. Total database seats increased 69.3% to 12,061 at September 30, 1999 from 7,125 at September 30, 1998. Other revenues of $255,000 and costs of other revenues of $102,000 in the three months ended September 30, 1998 related to a customized database project that was started and completed in 1998.

  Database Costs.   Total database costs increased 259.5% to $2.6 million for
the three months ended September 30, 1999 from $711,000 for the three months ended September 30, 1998. The increase is primarily attributable to increased amortization and updating costs as a result of having more databases.

  Selling and Marketing Expense.   Selling and marketing expense increased
158.9% to $3.3 million for the three months ended September 30, 1999 from $1.3 million for the three months ended September 30, 1998. This was principally due to an increase of 166.1% in our compensation and commission expenses associated with an increase in the number of sales and marketing personnel to 225 at September 30, 1999 from 66 at September 30, 1998. Selling and marketing expense consists primarily of:

  . employee salaries and benefits for marketing and customer support personnel;
  .  sales commissions paid to our sales force;
  .  advertising expenses;
  . the cost of direct marketing promotional materials; and . facilities cost allocation and related expenses.

  We pay sales commissions upon receipt of an initial subscription payment after subscription agreements are signed. We record commissions as prepaid commissions and amortize them ratably over the term of the contract, typically one year, as we recognize the associated revenues. We do not pay commissions on renewals of subscriptions. We expense all other selling and marketing costs as incurred.

  General and Administrative Expense.   General and administrative expense
increased 149.2% to $1.3 million for the three months ended September 30, 1999 from $522,000 for the three months ended September 30, 1998. This increase resulted primarily from an increase of 105.2% in compensation expenses associated with an increase in the number of administrative employees, including technical support employees who support our web site, to 61 at September 30, 1999 from 28 at September 30, 1998. General and administrative expense consists primarily of employee salaries and benefits, facilities cost allocation and related expenses associated with our management, finance, human resources, management information systems and administrative groups.

  Interest Expense, Net.   Interest expense, net of interest income, increased
64.4% to $675,000 for the three months ended September 30, 1999 from $410,000 for the three months ended September 30, 1998. This increase was due primarily to an increase in borrowings to support the rapid expansion of database production and the related increase in selling and marketing efforts. Interest expense included amortization of deferred loan costs of $221,000 for the three months ended September 30, 1999 and $169,000 for the three months ended September 30, 1998.

Comparison of Results for the Nine Months Ended September 30, 1999 and 1998

  Revenues.   Total revenues increased 33.7% to $4.6 million for the nine months ended September 30, 1999 from $3.5 million for the nine months ended September 30, 1998. Revenues from subscriptions increased 62.3% to $4.6 million for the nine months ended September 30, 1999 from $2.8 million for the nine months ended September 30, 1998. We believe the increase in revenues from subscriptions was for the same reasons discussed above in the comparison of the quarter ended September 30, 1999 to the quarter ended September 30, 1998. Other revenues of $608,000 and costs of other revenues of $249,000 in the nine months ended September 30, 1998 related to a customized database project that was started and completed in 1998.

  Database Costs.   Total database costs increased 204.6% to $5.3 million for
the nine months ended September 30, 1999 from $1.7 million for the nine months ended September 30, 1998. This increase is attributable to the same reasons discussed above in the comparison of the quarter ended September 30, 1999 to the quarter ended September 30, 1998.

  Selling and Marketing Expense.   Selling and marketing expense increased
139.8% to $7.6 million for the nine months ended September 30, 1999 from $3.2 million for the nine months ended September 30, 1998. This was principally due to the same reasons discussed above in the comparison of the quarter ended September 30, 1999 to the quarter ended September 30, 1998.

  General and Administrative Expense.   General and administrative expense
increased 74.5% to $3.3 million for the nine months ended September 30, 1999 from $1.9 million for the nine months ended September 30, 1998. This increase resulted primarily from the same reasons discussed above in the comparison of the quarter ended September 30, 1999 to the quarter ended September 30, 1998.

  Interest Expense, Net.   Interest expense, net of interest income, increased
88.2% to $2.0 million for the nine months ended September 30, 1999 from $1.1 million for the nine months ended September 30, 1998. This increase was due primarily to an increase in borrowings to support the rapid expansion of database production and the related increase in selling and marketing efforts. Interest expense included amortization of deferred loan costs of $617,000 for the nine months ended September 30, 1999 and $505,000 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

  We have used substantial amounts of cash in the growth of our company. Net cash used in operating activities was $2.3 million and $7.9 million for the nine months ended September 30, 1998 and 1999, respectively. The primary use of cash was the payment of operating expenses. We expect to continue to incur significant database production costs for the foreseeable future. The continued amortization of production costs of new databases, together with increased selling and marketing expenditures, is expected to generate losses for 1999 and at least through the end of 2000.

  Net cash used in investing activities was $5.7 million and $9.3 million for the nine months ended September 30, 1998 and 1999, respectively. The primary use of cash was the payment of our database production costs, which were capitalized. For the nine months ended September 30, 1998, $4.0 million of these expenditures was for the payment of our database production costs, which we capitalized, and $1.7 million was for property and equipment, and other assets purchased to support the growth of our business. For the nine months ended September 30, 1999, $7.0 million of these expenditures was for the payment of our database production costs, which we capitalized, and $2.3 million was for property and equipment, and other assets purchased to support the growth of our business.

  To finance our operations and continued expansion we have obtained additional capital through private placements of debt and equity and from related party and bank financing. Total financing, net of repayments, was approximately $4.8 and $17.4 million for the nine months ended September 30, 1998 and 1999, respectively. The $17.4 million in 1999 included financing from a private placement of common stock and convertible preferred stock in the amount of $15.0 million.

  During the final three months of 1999, we are obligated to pay $600,000 to a third party for data conversion services. During the final three months of 1999, we also anticipate spending significant amounts for data conversion costs in connection with updating existing and acquiring new databases, for the purchase of property and equipment and in connection with the development of a second site fully equivalent to our live web site. We believe available borrowings under our bank credit facility, cash generated by operations and the proceeds of our IPO will be adequate to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

  As part of our growth strategy, we may consider acquiring companies or businesses, and any acquisition could significantly increase our cash requirements. We are not currently involved in any negotiations relating to any acquisition. An acquisition, or any other increase in our anticipated cash requirements, could require us to obtain additional financing. We cannot assure you that additional financing would be available to us or, if available, that we would be able to obtain it on terms we considered satisfactory.

  Our credit agreement with Fleet National Bank dated August 20, 1998, as amended, establishes the following:

  . a working capital revolving line of credit in the maximum principal amount of $2.5 million;

  . an equipment line of credit in the maximum principal amount of $1.0 million that converted to a term note on June 1, 1999;

  . a second equipment line of credit in the maximum principal amount of $1.5 million that will convert to a term note on June 1, 2000; and

  . a line of credit to finance the production of our databases in the maximum principal amount of $7.0 million that converted to a term note on April 30, 1999.

  Each of these lines bears interest at a floating rate equal to a specified percentage above the bank's prime rate. We must pay a commitment fee with respect to the revolving line of credit in the amount of $6,250 per quarter. In addition, the Fleet credit facility contains restrictive covenants that obligate us to maintain financial ratios and that, without the prior written consent of the bank, generally prohibit us from incurring indebtedness or declaring or paying dividends or other distributions. As of September 30, 1999, we had outstanding borrowings under the credit facility as follows:

  .  $911,167 under the term note for equipment costs;

  .  $645,700 under the second equipment line;

  .  $3.0 million under the term note for database production costs; and

  .  $2.1 million under the Revolving Line of Credit.

  All borrowings under the credit facility are secured by a pledge of most of our assets. All of these borrowings were repaid in October, 1999.

Net Operating Loss Carryforwards

  Since 1994, we have incurred significant net losses. Through September 30, 1999, our accumulated deficit totaled $28.4 million. At December 31, 1998, we had net operating loss carryforwards of approximately $17.3 million for federal income tax purposes that begin to expire in 2010 and state net operating loss carryforwards of approximately $19.0 million that begin to expire in 2000. We cannot assure you that we will have income, that is sufficient to allow us to use these loss carryforwards.

Year 2000 Disclosure

  The Year 2000 issue is the result of computer programs being written using two rather than four digits to define the applicable year. The arrival of the year 2000 poses a unique worldwide challenge to the ability of systems to recognize the date change from December 31, 1999 to January 1, 2000. The Year 2000 issue could result in system failures or miscalculations causing disruptions of operations. Among other things, our customers may temporarily be unable to access our databases or we may be unable to engage in other normal business activities. For purposes of this discussion, the terms "computer equipment" and "software" include systems that are commonly thought of as information technology systems, including accounting, data processing, data conversion and telephone/PBX systems, as well as systems that are not commonly thought of as information technology systems, such as heating and air conditioning systems, fax machines, or other miscellaneous systems. Both information technology and non-information technology systems may contain embedded technology, which complicates our identification, assessment, remediation and testing efforts.

  We have taken various steps intended to ensure that our computer equipment and software will function properly on January 1, 2000 and thereafter. We have completed assessments of our information technology systems and our non-information technology systems, which consist primarily of minor office equipment. Based upon our identification and assessment of our information technology systems, we have replaced or modified computer equipment and software, as necessary, including our telephone/PBX system. Based upon our identification and assessment of our non-information technology systems, we have not identified any equipment or software requiring replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, we only purchase replacement parts that manufacturers represent are Year 2000 compliant. Using both internal and external resources to identify and assess needed Year 2000 remediation, we currently anticipate that our Year 2000 identification, assessment, remediation and testing efforts, which began in August 1997, will be completed by the end of November 1999, and that these efforts will be completed prior to any currently anticipated impact on our computer equipment and software. At November 5, 1999, we had completed approximately 90 percent of our Year 2000 initiatives and the remaining ones are in process and we expect to complete them on or about November 30, 1999. Specifically, we completed our analysis of and corrected Year 2000 problems associated with our main computer system which includes our application servers that run our programs and our data servers that house our data. With respect to the desktop and individual workstations of our employees, we have completed our analysis of Year 2000 problems and have begun to replace defective hardware. We expect to complete this process by November 30, 1999.

  Our programs are not dependent on computer time and date stamps. Instead, our programs store references to times and dates internally in data files that are able to recognize four-character dates including the year 2000. This will enable our customers to perform searches and display search results even if their personal computers only recognize two-character dates.

  We have mailed letters to our overseas data convertors to determine the extent to which their information technology and non-information technology systems are vulnerable to Year 2000 issues. Based on their responses, we believe that these data converters' software and computers are year 2000 compliant. We do not believe that there are any Year 2000 issues with respect to the electronic data we receive from our third party data providers. We typically receive the data in both electronic and printed form and believe that if a Year 2000 issue should arise with respect to the electronic data, we could convert the same data from printed form with minimal delay.

  In addition, we have completed our survey of third party data vendors, and all of our major vendors have provided Year 2000 compliance statements. We have contacted 307 of our 309 secondary vendors. Three hundred five of these vendors indicate that they are Year 2000 compliant.

  We believe the total cost of our Year 2000 identification, assessment, remediation and testing efforts, as well as costs we expect to incur with respect to Year 2000 issues of our third party information technology vendors, will not exceed $200,000, which will be funded from operating cash flows. All of this amount relates to analysis, repair, or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. This amount represents approximately 6.0% of our total actual and anticipated information technology expenditures for fiscal 1999. As of November 5, 1999, we had incurred costs of approximately $55,000 related to our Year 2000 program. Other non-Year 2000 information technology efforts have not been materially delayed or impacted by Year 2000 projects. We believe that the Year 2000 issue will not pose significant operational problems for us. However, if we do not properly identify all Year 2000 issues, do not successfully complete remediation and testing with respect to problems that we identify, or do not do so in a timely manner, we cannot assure you that the Year 2000 issue will not materially adversely affect our relationships with customers, vendors or others. Additionally, we cannot assure you that the Year 2000 issues of other entities will not have a material adverse impact on our systems or business.

  We have begun, but not yet completed, a comprehensive analysis of the operational problems and costs that would be reasonably likely to result from our failure and the failure of our data converters, vendors and service providers to achieve Year 2000 compliance on a timely basis. We have not yet developed a contingency plan for dealing with the most reasonably likely worst case scenario, and we have not yet clearly identified the worst case scenario. We plan to complete the worst case scenario analysis and contingency planning by November 30, 1999.

  We do not plan to engage an independent expert to evaluate our Year 2000 identification, assessment, remediation, and testing efforts. However, the firm that provided installation, training and other services in connection with our new accounting and sales force management software has reviewed Year 2000 issues related to that software. A number of problems were identified and have been corrected.

  The costs of our Year 2000 identification, assessment, remediation and testing efforts and the dates on which we believe we will complete those efforts are based upon our management's best estimates, which were made using numerous assumptions regarding future events, including the continued availability of resources, third-party remediation plans and other factors. We cannot assure you that these estimates will prove to be accurate and actual results could differ materially from those we currently anticipate. Specific factors that could cause material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to locate and correct all relevant computer codes, and the ability to identify, assess, remediate and test all embedded technology and similar uncertainties.

Recently Issued Accounting Pronouncements

  In March 1998, the Accounting Standards Executive Committee (''AcSEC'') issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when these costs should be capitalized. We do not expect SOP 98-1, which is effective for Loislaw.com for our fiscal year ending December 31, 1999, to have a material effect on our financial condition or results of operations.

  In April 1998, AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities relating to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. SOP 98-5 is effective for Loislaw.com for our fiscal year ending December 31, 1999, and we do not expect its adoption to have a material effect on our financial condition or results of operations.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because Loislaw.com does not use derivatives, Statement No. 133 will have no significant effect on earnings or the financial position of Loislaw.com.

Forward-Looking Statements
--------------------------

  Except for the historical information contained herein, the matters discussed in this report on Form 10-Q are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are dependent on certain risks and uncertainties. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting Loislaw.com and the financial condition of our business.
Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a variety of factors. These factors include, among other things, our ability to predict and respond to rapid technological changes; the presence of competitors in the web-based legal information market with larger databases and greater financial resources; the availability of free legal information from Internet portal companies; the acceptance of our products by the market; our potential loss of relationships with legal information providers; difficulties managing growth; difficulties caused by the Year 2000 problem; risks due to our reliance on foreign data converters; legal liability caused by legal information provided in our databases; and the other risks detailed from time to time in the reports we file with the Securities and Exchange Commission, including the factors discussed under the heading "Risk Factors" in the company's prospectus dated September 29, 1999 (Registration No. 333-81107) filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933.

  In addition, in this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                   FORM 10-Q

                               LOISLAW.COM, INC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------

  We do not engage in commodity futures trading or hedging activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies or in interest rate swap transactions that could expose us to market risk.

  We are subject to some interest rate risk in connection with our bank credit facility. This facility permits us to borrow up to $12.0 million, consisting of up to $2.5 million under a secured working capital revolving line of credit, up to $2.5 million under two secured equipment lines of credit and up to $7.0 million under a secured line of credit to develop our databases. All amounts that we borrow under the credit facility bear interest at floating rates. At September 30, 1999, the outstanding principal balance under the credit facility was $6.6 million, and during 1998, the average outstanding principal balance was $2.9 million. All borrowings under this credit facility were repaid in October, 1999.

                                   FORM 10-Q

                               LOISLAW.COM, INC.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
-------

  On October 5, 1999, Loislaw.com completed an initial public offering in which it sold 3,900,000 shares of its common stock and a selling stockholder sold 80,000 shares of common stock. The managing underwriters in the offering were Prudential Securities Incorporated, U.S. Bancorp Piper Jaffray Inc., Dain Rauscher Wessels, and PrudentialSecurities.com. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-81107) that was declared effective by the Securities and Exchange Commission on September 29, 1999. All 3,980,000 shares of common stock registered under the Registration Statement were sold at a price of $14.00 per share for gross proceeds to Loislaw.com of $54.6 million and gross proceeds to the selling stockholder of $1,120,000. Offering proceeds to Loislaw.com, net of underwriter discounts and commissions, were approximately $50.8 million. As of October 5, 1999, we had accrued offering expenses of approximately $1.3 million that will be paid by year-end 1999.

  The net proceeds from the initial public offering have been or will be used for debt reduction, redemption of preferred stock, the payment of a financial advisory fee, development of a consumer web site and continued development of legal databases and for general corporate purposes, including working capital to fund anticipated operating losses, expenses associated with our advertising campaigns, brand-name promotions and other sales and marketing efforts and capital expenditures. Loislaw.com also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services, although no specific acquisitions are planned and no portion of the net proceeds has been allocated for any acquisition. None of the net offering proceeds of Loislaw.com have been or will be paid directly or indirectly to any director, officer, persons owning 10% or more of any class of Loislaw.com's equity securities, or an affiliate of Loislaw.com, other than debt repayments to Capital Resource Lenders III, L.P. and CRP Investment Partners III, L.P. as described in the following paragraph.

  On October 5, 1999, the closing date of the offering, we used an aggregate of $22.1 million of the net proceeds as follows:

  . to repay approximately $10.3 million of principal and interest on three subordinated notes previously issued by us to Capital Resource Lenders III, L.P., CRP Investment Partners III, L.P. and Rowland T. Moriarty;

  . to pay approximately $5.0 million to redeem the 439,589 shares of Series B redeemable preferred stock plus accrued dividends that were held by Melissa Parker;

  . to repay a aggregate of $6.5 million outstanding and accumulated interest under notes and lines of credit with Fleet National Bank, N.A.; and

  .  to pay $250,000 to Dublind Partners, Inc. for financial advisory services.

  Of the remaining $28.7 million of net offering proceeds, $27.6 million has been placed in temporary investments, including a NAIC-Approved Class I interest bearing short-term fund and the balance was used for general corporate purposes.

  Simultaneous with the closing of the sale of common stock in the initial public offering, each outstanding share of Loislaw.com's Series A and Series C convertible preferred stock was automatically converted into two shares of Loislaw.com's common stock without payment of additional consideration. The common stock issued upon conversion of the preferred stock was exempt from registration under Section 3(a)(9) of the Act, as securities exchanged by an issuer with existing security holders.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------

  During the quarter ended September 30, 1999, the stockholders of Loislaw.com acted one time by written consent, on September 24, 1999. Pursuant to that consent, the stockholders unanimously (1) approved the company's Employee Stock Purchase Plan, and (2) approved an amendment to the company's 1996 Stock Option Plan to, among other things, increase the number of shares issuable under that plan.

Item 5.  Other Information.
-------

  Loislaw.com has elected to comply with the requirement to make quarterly financial information available to its stockholders by making its quarterly reports on Form 10-Q available through its web site. To view or print this information, please visit our web site at www.loislaw.com and select "Investor
                                          ---------------
Relations -- SEC Filings." You may also request that a copy of our most recent report on Form 10-Q be mailed to you by submitting a request through our web site by selecting "Investor Relations -- Info Request" or by calling Loislaw.com's Investor Resources Information Line toll free at (877) 447-5647.

Item 6.  Exhibits and Reports on Form 8-K.
-------

         (A) Exhibits
             --------

             27.1 Financial Data Schedule

         (B) Reports on Form 8-K
             -------------------

             The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LOISLAW.COM, INC.
                              -------------------------------------
                              (Registrant)

Date:   11/09/1999              /s/  MARK O. BEYLAND
     -----------------        -------------------------------------
                              Mark O. Beyland
                              President and Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer and Duly Authorized Officer)

                                   FORM 10-Q

                               INDEX TO EXHIBITS

                               LOISLAW.COM, INC.

                                                            Sequentially
       Exhibit                                              Numbered
       Number                       Exhibit                     Page
    -------------      -------------------------------    ----------------
       27.1            Financial Data Schedule                   21