Form 10-K405
period 1999-12-31
LOISLAW COM INC
filed 2000-03-30
CIK 1088820

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to        .

                        Commission file number 0-27463


                               Loislaw.com, Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          Delaware                                     71-0655999
-----------------------------------     ----------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


    105 North 28th Street
    Van Buren, Arkansas                                      72956
-----------------------------------     ----------------------------------------
    (Address of principal                                  (Zip Code)
    executive offices)


                                (501) 471-5581
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                               (Title of Class)
                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes X    No
      ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     As of March 27, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported in the Nasdaq National Market System, was $144,892,123. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     20,970,586 shares of common stock, $.001 par value, were outstanding on March 27, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

     Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated into Items 10, 11, 12, and 13.

                                     INDEX

                               LOISLAW.COM, INC.

Item                                                                                                        Page

PART I.
-------
Forward Looking Statements or Information..............................................................      4
Item 1.   Business.....................................................................................      4
                  Overview.............................................................................      4
                  Loislaw.com Web Site.................................................................      6
                  Database Content.....................................................................      6
                  Products.............................................................................      7
                  Web Product Features.................................................................      8
                  Production of Databases..............................................................      9
                  Product Development..................................................................     10
                  Strategic Alliances..................................................................     10
                  Sales and Marketing..................................................................     11
                  Customers............................................................................     11
                  Customer Support.....................................................................     11
                  Web Site Hardware and Software Design................................................     12
                  Trademarks and Copyrights............................................................     12
                  Competition..........................................................................     12
                  Employees............................................................................     13
                  Risk Factors.........................................................................     13
Item 2.   Properties...................................................................................     20
Item 3.   Legal Proceedings............................................................................     21
Item 4.   Submission of Matters to a Vote of Security Holders..........................................     21


PART II
-------
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................     21
Item 6.   Selected Financial Data......................................................................     23
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation.........     24
                  Overview.............................................................................     24
                  Initial Public Offering..............................................................     25
                  Results of Operations................................................................     26
                  Liquidity and Capital Resources......................................................     27
                  Net Operating Loss Carryforwards.....................................................     29
                  Year 2000 Issues.....................................................................     29
                  Recently Issued Accounting Pronouncements............................................     29
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................     29
Item 8.   Financial Statements and Supplementary Data..................................................     29
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........     30

PART III
--------
Item 10.  Directors and Executive Officers of the Registrant...........................................     30
Item 11.  Executive Compensation.......................................................................     30
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................     30
Item 13.  Certain Relationships and Related Transactions...............................................     30

PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................     30
Signatures.............................................................................................     31
Exhibits...............................................................................................     32

                                    PART I

Forward-Looking Statements or Information

     This Form 10-K includes certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements included or incorporated by reference in this Form 10-K which address activities, events or developments that Loislaw.com, Inc. ("the Company") expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and other development trends of industry segments in which the Company is active, business strategy, marketing techniques, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in or contemplated by any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

     All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include, without limitation: the Company's ability to predict and respond to rapid technological changes; the presence of competitors in the web-based legal information market with larger databases and greater financial resources; the availability of free legal information from Internet portal companies and government agencies; the acceptance of the Company's products by its market; the Company's loss of relationships with legal information providers; difficulties managing growth; difficulties caused by the Year 2000 problem; difficulties caused by internet accessibility and increased usage; risks due to the Company's reliance on foreign data converters; and legal liability caused by legal information provided in the Company's databases. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above and other factors, including those discussed under the heading "Risk Factors" below, actual results may differ materially from those contemplated by the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these and other cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

Item 1.  Business.

Overview

     Loislaw.com, Inc. provides comprehensive, affordable and easy-to-use legal and related information to attorneys, law firms, law school faculty and students, and others over the Internet. We also have some subscribers who have purchased our products on compact disc.

     Law Office Information Systems, Inc., an Arkansas corporation, was formed in 1987. On June 18, 1999, Law Office Information Systems, Inc. merged with and into Loislaw.com, Inc., a Delaware corporation. As used throughout this Annual Report on Form 10-K, the terms "the Company," "we," "us," or similar terms refer to Loislaw.com, Inc. and its predecessor, Law Office Information Systems, Inc.

     On July 22, 1999, we declared a two-for-one stock split, effected in the form of a stock dividend. All information in this Annual Report gives effect to this stock split. On September 30, 1999, we offered and sold 3,900,000 shares of our common stock at a price of $14.00 per share in our initial public offering.

     The Company was founded by Kyle D. Parker, an attorney, and initially provided primary state law for the State of Arkansas on compact disc. At December 31, 1998, we offered comprehensive primary law databases for 20 states. At December 31, 1999, we offered comprehensive primary law databases for all 50 states and the District of Columbia. These databases are available to our subscribers on our Internet web site, http://www.loislaw.com.

     Our primary law databases consist of statutes, case law, regulations, and certain court rules for all 50 states and the District of Columbia. Regulations for the states of Delaware, Hawaii, Maine, Mississippi, New Hampshire, Rhode Island, Vermont and Washington are available only for payment of an additional annual fee because of the terms of the agreement with our source for these regulations. Our state law databases also include certain attorney general opinions, jury instructions, and manuals, all of which vary from state to state.

     Our databases also include case law from every U.S. Circuit Court of Appeals from 1971 (except for the Eleventh Circuit, which begins with its first published opinion in 1981), the United States Supreme Court from 1899, the United States Code, and Code of Federal Regulations. We also offer news feeds that are capable of providing more than 100,000 news articles per month from more than 45 domestic and international sources.

     We offer more than 1,800 databases that we estimate to contain over 8 million documents. We believe that our databases are the largest collection of legal databases in hypertext mark-up language, or HTML, the standard format language used on the Internet. We offer powerful and intuitive search tools designed to make our information easily accessible and valuable to our users. Through LOIS LawWatchTM, we provide personalized, intelligent-searching software programs that automatically and continuously search our web site and notify our users when new documents match their search criteria.

     Access to our web site is available at an affordable fixed annual subscription price. Our fixed-price model encourages lawyers to use our web site as needed without concern for additional charges. As of January 24, 2000, subscribers pay a fixed monthly installment fee of $139 per seat for our National CollectionSM product, which includes all of our primary law databases. Part of our philosophy is that our customers should pay for content, not time. Therefore, there are no additional fees for spending extended time periods researching the law on our site. We also do not charge for printing or downloading cases.

     We also offer access to certain premium databases for an additional fee. These databases include Bar Association materials, Continuing Legal Education materials, and legal form files.

     Total database seats at December 31, 1999 were 14,925, compared to 7,498 seats at December 31, 1998. At December 31, 1999, we had a total of 11,947 customers. The percentage of customers that renewed their subscriptions to our products was approximately 90% in 1999. We have historically had a customer renewal rate of approximately 90% and have targeted our sales to small law firms with fewer than 20 lawyers, which we believe represent approximately 55% of all practicing lawyers in the U.S. Our completion in December 1999 of comprehensive primary law databases for all 50 states will enhance our ability to compete for new customers among large law firms and corporations. We believe the quality and functionality of our database products, Internet accessibility and lower, fixed-rate pricing will cause many potential customers in these market segments to view our products as an attractive alternative or supplement to the products offered by our primary competitors.

     In January 2000, we launched our newest web site, www.loislawschool.com.
On this site, we provide free access to most of our databases to faculty and students of accredited law schools that agree to offer the site to their students and faculty. While the format of this site is different from our primary site, we believe that the site offers law school students the ability to become acquainted with our products and databases, encouraging purchase of our products and services upon graduation. We intend to offer advertising on our www.loislawschool.com site but do not believe that there will be any significant revenue generated from the site through at least the end of 2000.

     We intend to continue to build the depth and breadth of our databases through internal development and by licensing and acquiring information from third parties. For example, we intend to offer a tax product consisting of the Internal Revenue Service Cumulative Bulletin from 1932 to the present and U.S. Tax Court Decisions from 1942 to the present. We also intend to add a Bankruptcy Opinions product consisting of selected opinions from 1979 to the present and another product consisting of Securities and Exchange Commission Decisions and Reports. The Tax, Bankruptcy, and SEC products will be premium products for which an additional fee will be charged. We also intend to offer a database consisting of selected U.S. District Court Opinions as part of our National Collection and Federal Series products. We intend to offer these products and databases by the end of the second quarter of 2000. In addition to expanding content, we intend to expand features available through our web site and are currently developing personalized database management capabilities and tools for personalized customer homepages.

     Our objective is to become the leading Internet destination for lawyers, law students, business people, and consumers who need legal and related information. We developed our core products to serve the research needs of lawyers. As we expand our product offerings, we plan to address additional needs of lawyers and offer legal and related information in a format designed to meet the needs of consumers.

Loislaw.com Web Site

     Our web site offers Internet access to federal and state law, continuing legal education materials, current news feeds, and other legal and related information. We have approximately 1,800 databases that we estimate to contain over 8 million documents.

     Our customers access our website with a user identification number and a password that we provide when they subscribe to our web-based products. Customers search our databases by typing in search words in an interface. A search engine searches a designated database or databases and presents search results in a summary form. If a customer decides to see the full document, he or she simply selects the highlighted document link on the screen.

     We believe that our web-based legal information is easy to access and our search engines are user friendly. We provide web-based multi-media tutorials, which, we believe, are capable of teaching almost anyone with a basic familiarity with computer use how to use our products in a matter of approximately 20 minutes or less. We also offer technical support through a toll-free telephone number, available 24 hours per day, seven days per week.

     Our www.loislaw.com web site provides advanced functionality. For example, we provide:


     . simultaneous searching of multiple databases using sophisticated search technology that supports both traditional and plain language searches;

     . the ability to save multiple searches for an indefinite period of time;

     . automatic notification by e-mail of new information matching the user's specified search criteria;

     . HTML formatting, which permits hyperlinking, cutting-and-pasting and printing; and

     . pop-up abilities, which permit simultaneous review of original and hyperlinked documents.

Database Content

     Federal Law.   The following list sets forth the content of our federal law databases. In addition, by the end of the second quarter of 2000 we intend to offer a Bankruptcy Opinions product, a Tax product, a U.S. District Court product, and an SEC product.

     U.S. Supreme Court Reports (official court decisions of the U.S. Supreme
          Court) 1899-present

     U.S. Constitution

     U.S. Code (federal statutory law)

     U.S. Code of Federal Regulations

     Federal Register

     U.S. Federal Reports for all 13 U.S. Circuit Courts of Appeal 1971-present (except in 11th Circuit, which begins with its first published opinion in 1981-present)

     Rules of the U.S. Supreme Court

     Federal Rules of Appellate Procedure

     Federal Rules of Criminal Procedure

     Federal Rules of Civil Procedure

     Federal Rules of Evidence

     Federal Rules of Procedure of the Judicial Panel

     U.S. Sentencing Commission Guidelines

     State Law.   At December 31, 1999, we offered comprehensive state law
databases for all 50 states and the District of Columbia. A comprehensive state law database provides statutes, acts, regulations, court rules, and appellate court decisions for at least 45 years. Regulations for the States of Delaware, Hawaii, Maine, Mississippi, New Hampshire, Rhode Island, Vermont and Wyoming are not included in our basic multi-state subscription product. Because of licensing arrangements, these databases are available only at an additional cost of $3,600 per year, which includes all of the eight listed states. We are attempting to renegotiate the licensing arrangement for these eight states to provide more attractive pricing for these regulations.

     Continuing Legal Education.   Under cooperative marketing alliances with
state bar associations and continuing legal education associations, we provide continuing legal education and bar materials to lawyers in over 10 states.

Products

     We sell our web-based products through annual subscriptions. Customers may pay the cost of annual subscriptions in one payment at the inception of the subscription or in monthly installments paid through bank draft or credit card debit. All of our products, except Stevenson's Legal Forms and Practice Guide for TexasSM, provide for a 30-day money back guarantee. We also offer a one-time ten-day free trial for our National Collection Product.

     The following paragraphs describe the content and pricing for our principal products. However, the content and pricing for any of our products are subject to change at any time. Additionally, certain groups, companies, and others have negotiated special contract pricing with us. The following products are now available or were available during 1999 as indicated:

     Internet All. During the year ended December 31, 1999, we offered our Internet All product. This product provided Internet access to all of our state and federal law databases (except for our premium databases and administrative regulations for the states of Delaware, Hawaii, Maine, Mississippi, New Hampshire, Rhode Island, Vermont and Wyoming). Our Internet All product was priced at $98 per month. On January 24, 2000, we discontinued offering Internet All with the introduction of our National Collection product. This product was not available on compact disc.

     National Collection. Our National Collection product currently includes comprehensive state law for all 50 states and the District of Columbia (except for our premium databases and administrative regulations for Delaware, Hawaii, Maine, Mississippi, New Hampshire, Rhode Island, Vermont and Wyoming), comprehensive federal law for the U.S. Supreme Court and all 13 U.S. Circuit Courts of Appeal, GlobalCite, LOIS Law Watch and LOIS News Feeds. National Collection also provides access to other primary state law, which varies from state to state, such as Attorney General Opinions, jury instructions, and administrative agency decisions. We estimate that our databases included in the National Collection product consist of over 8 million documents. National Collection is available by accessing our Internet web site. We believe that the National Collection is competitively priced at $139 per month. This product is available only on the Internet and not on compact disc.

     LOIS Professional Library/State Series. Our LOIS Professional Library/State Series is our offering of primary state law for a single state available on our Internet web site. It consists of appellate court decisions, state statutes, legislative acts, administrative regulations (except for the states of Delaware, Hawaii, Maine, Mississippi, New Hampshire, Rhode Island, Vermont and Wyoming), and certain court rules, all for a single state. The depth of coverage varies from state to state, but generally consists of at least 45 years of court decisions. Our State Series product is priced at $39 to $49 per seat per month, dependent upon the state. Throughout 1999, these same products were sold at prices varying from $39 to $57.50 per seat per month. This product is available on the Internet. The product is also available on compact disc for renewal subscriptions.

     LOIS Professional Library/State and Federal Series. We offer primary case law coverage for one state and case law from the U.S. Court of Appeals for the circuit in which the state is located, as well as U.S. Supreme Court Reports, U.S. Code, and Rules of the U.S. Supreme Court, for $79 per seat per month. We also offer primary case law coverage for one state and case law from all Federal Circuits, as well as U.S. Supreme Court Reports, U.S. Code, and Rules of the U.S. Supreme Court, for $99 per seat per month. The State and Federal Series products are available on our Internet web site. This product is available on the Internet. The product is also available on compact disc for renewal subscriptions.

     Stevenson's Legal Forms and Practice Guide for Texas(SM). On March 13, 2000, we began to offer Stevenson's Legal Forms and Practice Guide for Texas. This product is an on-line collection of legal forms, tips, and practice guides, intended for use primarily by Texas attorneys. This product is offered at $29 per month to customers who subscribe to National Collection or LOIS Professional Library products and $39 per month to those who do not subscribe to those products. The forms cover 27 areas, which are arranged in the following sections:

     Business and Contracts Law Forms

     Family Law Forms

     Law Office Management Forms

     Civil and Criminal Trial Practice/Bankruptcy Forms

     Probate/Wills/Real Estate Forms.

     Compact Disc Products. Prior to our introduction of the www.loislaw.com web site in 1996, we distributed our products exclusively on compact disc. We sold new subscriptions to our compact disc products until July 1999. While we no longer sell new compact disc subscriptions, we expect to continue to produce compact discs in order to offer to our customers a supplemental source when Internet access may not be available to them. We also expect to continue to make one-time sales of bar association publications on compact disc.

Web Product Features

     A subscription to the products we offer on our Internet web site includes the following features and benefits:

     Loislaw.com News Feeds.   Our web site provides news feeds of more than
100,000 news articles per month from more than 45 domestic and international sources of legal, business, financial, health, technology, and political news. The news feeds can be filtered to reflect the user's personal search criteria or interests. Ninety days of news is stored in our servers and can be searched by the user.

     LOIS LawWatch.   Our web site provides personalized, intelligent-searching
software programs that automatically and continuously search our federal and state law databases and news feeds. LOIS LawWatch delivers results of these searches to users by e-mail or by saving search results on users' personalized homepages on our web site. LOIS LawWatch is in an easy-to-use format with on-screen tutorials to guide users in establishing ongoing, personalized search instructions. Five LOIS LawWatch search agents are provided with each web-based product subscription.

     Advanced Functionality.   We offer intuitive search tools designed to make
our information easily accessible and valuable to our users. Subscribers to any multi-jurisdiction product, such as National Collection, may search for information in any combination of the subscribed jurisdictions simultaneously and may do so simply by entering a string of words. Moreover, all of our data is hyperlinked to enable the user to retrieve a second document and view it simultaneously with the initial document. Loislaw.com also offers a time clock to assist lawyers in timekeeping.

     GlobalCite.   On January 24, 2000, we offered our customers GlobalCite at no extra charge. GlobalCite enables an Internet user to search all of our databases to find all documents (case opinions, statutes, regulations and other databases) in our databases that have cited the document that the customer is viewing. A summary list of results is displayed. Users can highlight any link on the list to display the entire case, statute or other document. With GlobalCite, customers can verify that a published case has not been overruled by a later published decision.

     Exceptional Service.   Our web site is user friendly, offering tips and
navigational instructions on each page. In addition, we provide our subscribers with 24-hour customer telephone and e-mail support and provide company field sales representatives who assist customers with training.

Production of Databases

     Our customers require access to highly accurate, searchable, and up-to-date legal databases. Accordingly, the process of producing our databases is critical to our success.

     The charges made to us to obtain legal information vary from agreement to agreement. For example, a number of our sources charge us a nominal fee for delivery of the legal information. Other sources charge us annual amounts or a percentage of sales. In addition, other sources charge us a ''per e-mail'' or ''per megabyte'' charge. With respect to our news feeds database, we have entered into an agreement with a third party provider and we are charged a monthly fee per user.

     We convert legal information into standard generalized mark-up language, or SGML, and hypertext mark-up language, or HTML, to make it easy for users to search our legal databases. By using HTML and SGML programming languages we require fewer lines of code than mainframe computer languages and thereby reduce our costs.

     When we initially establish a database of legal information, we typically must convert large amounts of historical information from printed text to electronic form. All data that must be converted is converted internally at our offices or through an agreement with a third party. If the information is converted to electronic format by a third party, it is forwarded to us for further processing. The majority of information which we must convert from print to electronic form is converted by a third party.

     We have tested our databases to a 99.995% rate of accuracy. We believe this rate is comparable to the accuracy rates of our principal competitors and is substantially better than the typical accuracy rates of many legal web sites accessed through Internet portal companies. To achieve our accuracy standards, we follow a rigorous quality control process.

     We continually update our databases by adding new court decisions, statutes, regulations, and other legal information. We receive some information in both electronic and printed format and other information in printed form only. For information delivered to us in printed format, we have the printed text scanned on imaging equipment, convert it to an electronic format, and run software programs to identify and correct errors.

     We have committed significant resources to establish our production capabilities and processes. At December 31, 1999, our production staff included 120 converters and editors, 38 coders, and 37 quality assurance specialists. These resources, together with our relationships with approximately 800 governmental entities, independent publishers, and others from whom we receive our data, usually enable us to make updated legal information available to our Internet users within 24 hours of receipt in electronic format and within 72 hours of receipt in paper format.

     We have been producing our databases since 1989. From January 1, 1996 through December 31, 1999, we spent over $27 million on database production, including costs of converting, editing, coding, and quality control. We anticipate that we will spend approximately $4.3 million for production of new databases during the first six months of 2000.

Product Development

     In addition to enhancing content, we conduct product development efforts focused on continuously improving the search capabilities, tools, features and applications available at our www.loislaw.com web site.

          We intend to continue to build the depth and breadth of our databases through internal development and by acquiring and/or licensing information from third parties. We intend to offer a Tax product consisting of the Internal Revenue Service Cumulative Bulletin from 1932 to the present and U.S. Tax Court Decisions from 1942 to the present. We also intend to add a Bankruptcy product consisting of selected bankruptcy opinions from 1979 to the present and another product consisting of Securities and Exchange Commission Decisions and Reports. We also intend to offer a product consisting of selected U.S. District Court Opinions. We intend to offer these products by the end of the second quarter of 2000. The U.S. District Court Opinions product will be included in our National Collection product at no additional charge. We may provide U.S. District Court Opinions as part of our other product offerings or may make it available with other products as a premium product. The other products will be premium products, which will be offered at an additional price. The pricing for these premium products has not yet been determined.

     We are also currently developing a consumer web site. Access to this web site will be free of charge and will offer, among other products, limited access to some of our existing databases. We expect to derive revenue from this consumer site from multiple sources that may include referral fees, subscription-based access to our complete legal databases and advertising revenues. We have no experience in offering our products to non-lawyers and recognize that we face many challenges with the development of this consumer site. We do not presently know when this site will be completed and do not expect this site to generate any material revenue, if it produces any revenue whatsoever, during the year 2000.

Strategic Alliances

     On November 17, 1999, we entered into a cooperative marketing arrangement with CDB Infotek, a subsidiary of ChoicePoint Services Inc. ("ChoicePoint"), a leading provider of public records information. The arrangement will enable our customers to obtain, through our web site, public records information and other services currently available at CDB4web.com, a web site operated by the ChoicePoint subsidiary. Similarly, it will enable ChoicePoint's customers to access our legal information. It will also provide for joint marketing efforts to government agencies, corporations and large law firms that may need both ChoicePoint's public records information and our legal information. The hyperlinks and other features of this arrangement have not yet been implemented. We believe that the arrangement will be implemented by the third quarter of 2000, but we are not anticipating receiving revenues from the arrangement until the fourth quarter of 2000.

     We do not have any experience in implementing cooperative marketing arrangements with entities other than state bar association and similar entities. While we believe that this arrangement with CDB Infotek should improve our ability to obtain customers in the government, corporate and large law firm markets, there is no assurance that the arrangement will be successful or produce any revenues.

     We intend to make it clear to customers who access our legal information through a ChoicePoint web site that the source of the information is Loislaw.com. Therefore, we believe that our relationship with ChoicePoint should improve our brand awareness in targeted markets and among other visitors to ChoicePoint's web site.

     Applicable statutes restrict access to some of the information available on the ChoicePoint site, such as credit reporting information. ChoicePoint will determine whether any attempted access of such restricted files is in compliance with applicable law. While we believe that adequate safeguards designed to ensure statutory and regulatory compliance have been developed, a failure of compliance could result in the imposition of penalties or damages against us and otherwise affect our arrangement with ChoicePoint.

     In January 2000, we formed an alliance with PowerBrief, Inc., which provides multi-media connections between attorneys and courts to assist in the presentation of legal briefs and evidence. The arrangement calls for us to provide primary law on a per-use basis. We do not anticipate that we will receive any substantial revenues from this alliance until the fourth quarter of 2000 or the first half of 2001. There is no assurance that we will ever receive any significant revenue from this arrangement.

     We also formed a strategic alliance with Enlighten Technologies in January 2000. Enlighten Technologies provides a government-certified Secure Private Network to law firms, court systems, government entities and corporations. Enlighten Technologies will offer our National Collection product as an option to its customers. While we believe that both the PowerBrief, Inc. and Enlighten Technologies alliances provide opportunities for us, additional efforts on our part will be required for either of these alliances to be a significant source of revenue.

     We have entered into relationships with many state bar associations and continuing legal education associations offering lawyers who are members of these associations the opportunity to learn about and try our products at reduced rates. We intend to pursue relationships with additional state bar associations, continuing legal education organizations and court systems. Moreover, we may seek additional information sources, distribution channels or technology through selective acquisitions or strategic alliances.

Sales and Marketing

     We sell our products through a sales force that as of December 31, 1999 included 99 company field sales representatives and 64 inside sales representatives. Our sales force is compensated with a base salary plus a commission. On occasion, we also provide incentives to our sales force by providing options to acquire our stock in accordance with the terms of our 1996 Stock Option Plan.

     In addition, we have a marketing department that at December 31, 1999 consisted of 29 people responsible for direct mail, advertising, and cooperative marketing programs. The number of calls per month from and into our sales department was approximately 96,000 in December 1999.

     We market our products through direct mail and telephone solicitation, through advertising, and through other means such as seeking endorsements from organizations that are likely to influence lawyers' purchasing decisions.
Eleven state bar associations and continuing legal education organizations have agreed to promote our products. We provide free access to our products to the supreme courts of 15 states, and in certain instances to lower state courts, and to the Supreme Court of the United States. Through www.loislawschool.com, we offer free access to our products to students, faculty, and librarians at accredited law schools and paralegal schools. We also develop relationships with individual leaders of the legal community in cities throughout the country, as we believe recommendations of respected peers and mentors significantly influence many lawyers' purchasing decisions.

     We have increased our marketing efforts since we completed our state law databases for all 50 states in December 1999. We intend to aggressively market our products to large law firms and legal departments of corporations.

Customers

     At December 31, 1999, we had a total of 11,947 customers occupying 14,925 database seats. At December 31, 1998, we had a total of 6,976 customers occupying 7,498 database seats. A customer represents a single account, which in many cases includes subscriptions for multiple seats or concurrent users. Substantially all of our customers are law firms having fewer than 20 lawyers.

Customer Support

     We provide telephone and e-mail support for our clients 24 hours a day, 365 days a year. Our customer service employees assist customers with preparing searches and our technical support employees assist customers with technical issues. At December 31, 1999, we had 10 customer service employees and 30 technical support employees. In addition, our field sales representatives provide on-site support.

Web Site Hardware and Software Design

     We currently host our www.loislaw.com and www.loislawschool.com web sites at our office in Van Buren, Arkansas. We have designed our web site hardware and software to be flexible, scalable, and reliable. Our web site operates using Verity(R) searching software, Microsoft NT(R) Operating System software and Novell(R) Networking software that runs on Hewlett-Packard(R) servers. Our databases and searching software are designed to run on more than one operating system.

     Limitations imposed by the Internet have sometimes made access to our web site difficult at certain times from certain locations and have resulted in temporary interruptions of our service. We are currently in the process of launching a co-hosted site in Austin, Texas. This site will be fully equivalent to our live web site. This second web site will be fully operational and will work in conjunction with our primary site. It will provide load balancing of customer search requests during periods of peak use and a fully redundant back-up site if the operation of our primary web site is interrupted. The two sites will be synchronized in real-time via high-speed direct private connections. We anticipate that this site will be working no later than the end of the second quarter of 2000. We believe that this site will substantially reduce Internet-related connection problems to our site.

     Our web site hardware and software is designed to be able to expand easily by adding additional servers. We currently have four information servers that we use to maintain identical versions of our legal information. Each information server is connected to eight search servers that use the Verity(R) database searching software to process search queries. Upon initial conversion of a legal database, the Verity(R) software catalogues the information contained in the database. When a user searches for information on our web site, the Verity(R) software assists in the retrieval of search results by identifying the search request in the catalogued information. We employ multiple servers that have technology that enables them to share incoming user requests so that no single server is overloaded. We believe our servers have sufficient capacity to support our planned growth over the next 12 months.

     We currently have backup systems in place to protect our data and we intend to create additional backup systems. Our legal databases are backed up continuously, and are backed up on temporary tapes each night and backed up on permanent tapes once a week. The weekly backup tapes are kept in a safety deposit box at a local commercial bank. We have a natural gas-powered back-up generator, as well as enough battery power to operate our web site for approximately 45 minutes if there is a power outage at our facility.

     Monitoring of the web site is a continuous process. Monitoring software watches for key service problems of the various servers and reports to our Information Systems staff by e-mail and pager if any of the servers stop responding. Additional software is in place to analyze server activity to profile the performance and usage of the web site.

Trademarks and Copyrights

     We have obtained federal trademark registrations for LOIS PROFESSIONAL LIBRARY(R), N-LINE(R), PITA(R), THE TECHNOLOGY COMPANY WITH A LAW DEGREE(R), LOIS(R) and the LOIS logo(R). We claim protection for LOIS LAWWATCH(SM) and LOIS NEWSFEEDS(SM), among other marks, under common law trademark rights. We have pending applications for the service marks NATIONAL COLLECTIONSM and GLOBALCITESM, and claim common law service mark rights in these marks. We have also obtained federal copyright registrations for the following proprietary software programs: PITA(R), CaseBase: The Arkansas Reports, and Law Office Information Systems: Master Menu Systems.

Competition

     The market for electronic legal information is intensely competitive. Historically, this market has been dominated by West Group, a division of The Thomson Corporation, and LEXIS-NEXIS, which is owned by Reed-Elsevier. Until recently, they have provided their information through closed networks accessed through a dial-up modem. These traditional electronic legal information providers built their network infrastructures based upon mainframe computer systems. Recently, these traditional providers have offered an Internet gateway to their closed systems. However, we believe the source information in their legal databases is generally not organized in HTML, the standard format language used on the Internet. Databases that are not organized in HTML or another Internet-based language are not designed to provide full functionality and ease of use over the Internet. In addition, we believe these traditional electronic legal information providers' infrastructures, computer systems, business models and distribution methods have resulted in pricing that has traditionally made their products too expensive for many small firms.

     While we have been in the legal information business for more than ten years, West Group has been in the business over 100 years and LEXIS-NEXIS over 25 years. In addition to longer operating histories, our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, and marketing resources than we do.

     The principal competitive factors in our industry are:

                .    price;

                .    quality and accuracy of data;

                .    comprehensiveness of data;

                .    ease of use;

                .    features of the software;

                .    support and training required; and

                .    performance characteristics of the database.

     As a relatively new entrant in a market dominated by these two major corporations, we are in the position of having to ease customer concerns over accuracy and reliability. Furthermore, our products are not as comprehensive as those of LEXIS-NEXIS or West Group because our depth of coverage may not be as deep and we do not provide any form of legal treatises or law review articles, or many of the other types of analysis and specialized legal information that they provide.

     We also compete with a few smaller Internet portal companies that offer free access to government-sponsored sites that provide some of the same information that we provide. A few offer fee-based access to selected legal databases. We do not believe that any of these companies are comparable to Loislaw.com with respect to breadth and depth of coverage, reliability, and quality of data or sophistication of functionality.

Employees

     We had 490 full-time employees at December 31, 1999, including 99 in field sales, 64 in inside sales, 29 in marketing, 120 converters and editors, 38 coders, 37 in quality assurance, 30 in technical support, 16 in management information systems, 10 in customer service, and 47 in administration (including accounting and finance). Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and we believe that our relationships with our employees are good.

Risk Factors

     You should consider carefully the following risk factors in addition to the other information set forth in this Annual Report on Form 10-K before investing in any securities of Loislaw.com. Each of these risk factors could adversely affect our business, operating results, and financial condition, as well as adversely affecting the value of an investment in our securities.

Risks Particular to Loislaw.com

     We have operated at a loss in recent periods and may not become profitable in the future.

     We had net operating losses of $3.6 million in 1996, $2.6 million in 1997, $6.6 million in 1998, and $23.0 million in 1999. These losses have resulted principally from expenses related to database costs and selling and marketing costs incurred with the introduction of our new products in the various state markets. We expect operating losses and negative cash flows to continue throughout the year 2000 as we continue to incur significant operating expenses and make capital investments in our business. We may never generate sufficient revenues to achieve profitability. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     The competition in our industry is intense, our principal competitors have significantly greater resources than we do, and this competition may cause us to lose customers and prevent us from attracting new customers.

     The market for electronic legal information is currently dominated by LEXIS-NEXIS, which is owned by Reed-Elsevier, and West Group, a division of The Thomson Corporation. These competitors are both large, well-established companies. They offer databases that are similar to or in some cases larger than the databases that we offer. While we have provided legal information for over ten years, LEXIS-NEXIS has been in operation for over 25 years and West Group has been in operation for over 100 years. Our competitors also have greater name recognition, larger customer bases, and significantly greater financial, technical, and marketing resources than we do. This may enable them to undertake more extensive marketing campaigns, to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. LEXIS-NEXIS and West Group have significant penetration in the large law firm market, a market in which we intend to compete. Also, both LEXIS-NEXIS and West Group maintain web sites that offer access to their legal databases. Although all of our legal information is in hypertext markup language, which is the standard format language used on the Internet, LEXIS-NEXIS and West Group are in the process of converting their legal information into hypertext mark-up language, which may enable them to better serve their customers.

     In addition, we compete with other companies that offer fee-based access to selected legal databases over the Internet. These companies may be more successful than we may be in capturing market share.

     Our quarterly results of operations may fluctuate due to the factors listed below. These fluctuations could result in a lower price for our common stock.

     Our quarterly results may be affected by factors that are beyond our control, including:

     .    introduction of new products or pricing programs by our competitors;

     .    difficulties in managing growth;

     . technical difficulties or system downtime affecting our web-based products;

     .    other business interruptions;

     .    changes in pricing strategy;

     .    variations in spending patterns by lawyers;

     . increases in selling and marketing expenses, as well as other operating expenses;

     . Year 2000 problems with our technology or the technology of third parties with which we do business;

     . the amount and timing of costs associated with the development and introduction of new database products;

     . economic conditions specific to the Internet or to the legal profession, as well as general economic conditions; and

     .    costs and risks associated with potential acquisitions.

     In addition, a substantial portion of our expenses, including most product development and selling and marketing expenses, must be incurred in advance of revenue generation. If our projected revenue does not meet our expectations, then our operating profit, if any, may fall short of our expectations. Further, we may change our pricing strategy for our products due to the rapidly evolving market for electronic legal information, and this may affect our results of operations.

     Any one or more of these factors could affect our business, financial condition, and results of operations, and this makes the prediction of results of operations on a quarterly and annual basis unreliable. As a result, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and that you should not rely on them as an indication of future performance. Also, due to these and other factors, it is possible that our quarterly and annual results of operations may be below the expectations of public market analysts and investors. This could adversely affect the price of our common stock.

     We may require additional capital in the future which may not be available to us.

     We may need to raise additional funds through public or private debt or equity financing. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business. Our future capital requirements depend upon many factors, including, but not limited to:

     .    our costs to develop and update our legal databases;

     .    the rate at which we expand our operations;

     .    the extent to which we develop and upgrade our technology;

     .    the occurrence, timing, size, and success of any acquisitions; and

     .    the response of competitors to our product or service offerings.

     We could be exposed to legal liability for inaccuracies in the information we provide because lawyers rely on the integrity of our databases when conducting their legal research.

     Although we perform extensive quality control tests on information we include in our legal databases, we cannot achieve 100% accuracy. We may be subject to claims by our customers based on negligence or other theories relating to the legal information we distribute. These types of claims could be time-consuming and expensive to defend and could result in the diversion of our management's time and attention. We maintain business liability insurance and provide no express or implied warranties to our customers, but our insurance and our contracts with customers may not fully protect us against these types of claims.

     Rapid growth in our business due to an increase in the number of customers subscribing to our web-based products could strain our operational and financial resources causing us to lose customers and increase our operating expenses.

     Since we began delivering our legal information databases over the Internet in July 1996, we have experienced rapid growth in our operations. This growth has placed a strain on our operational and financial resources. Any increase in the volume of users of our computer system could strain the capacity of our software or hardware, which could lead to slower response times or system failures. Any future growth may require us, among other things, to:

     .    expand and upgrade our hardware and software systems;

     . expand and improve our operational and financial procedures, systems and controls;

     .    improve our financial and management information systems;

     .    expand, train and manage a larger workforce; and

     . improve the coordination among our technical, sales and marketing, financial, accounting and management personnel.

     We cannot assure you that our personnel, systems, and controls will be adequate to support future growth. Our inability to manage growth effectively or to maintain the quality of our products and services could cause us to lose customers and could materially increase our operating expenses.

     If we do not increase awareness of our brand name, our ability to reach new customers will be limited.

     Our future success will depend, in part, on our ability to increase awareness of our brand name and our www.loislaw.com web site. In order to do so, we must succeed in our marketing efforts, provide high-quality products and services, and increase traffic to our web site. We intend to increase our marketing budget substantially as part of our brand-building efforts. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, we may not be able to attract new customers and increase our revenues.

     The large law firm market is currently dominated by West Group and LEXIS-NEXIS, and we have very little experience in marketing our products to large law firms, corporate legal departments and consumer markets, and thus our inability to penetrate these markets could impede our growth or profitability.

     Substantially all of our revenues to date have been generated by sales of our products to small law firms having 20 or fewer lawyers. Our business strategy calls for increased sales to large law firms and legal departments of corporations and the development of a consumer-oriented web site. The large law firm market for electronic legal information is dominated, and is likely to be dominated for the near future, by West Group and LEXIS-NEXIS, our two principal competitors. Moreover, we have little experience designing products and serving the needs of large law firms, legal departments of corporations or consumers. Our inability to market our products to large law firms, legal departments of corporations or consumers successfully could impede our growth or profitability.

     The loss of our relationships with courts, legislatures, and others that provide us with court decisions, statutes and other legal information within hours of being released could adversely affect our business by increasing the time and expense required to convert legal information.

     We maintain databases that contain court decisions, statutes, regulations, acts, administrative decisions, and other legal information that has been provided to us by various courts, legislatures, and other sources. We have formal agreements with many courts and legislatures. Our ability to maintain our relationships with courts and legislatures and to build new relationships with additional data providers is critical to the success of our business.

When we are not able to obtain data directly from courts and legislatures, we must obtain it in printed or electronic format from alternate sources. Obtaining data in printed format significantly increases the expense required to convert the information into the format we use for our products. If the materials are printed, conversion may take a significant amount of time. We obtain significant amounts of our data from courts and legislatures free of charge or at nominal costs. However, some states and other entities attempt to charge significant amounts for providing court decisions, statutes, and other data. These costs, and any additional costs that may be imposed in the future, could increase significantly. Also, certain materials that are not in the public domain, including the copyrightable portions of compilations of public domain materials, may not be available or may require us to pay significant license fees. The loss of any relationships with data providers, or any significant increase in data acquisition costs, could materially increase our operating expenses.

     System failures could be harmful to our reputation by interrupting our ability to provide services through our web site.

     The continued and uninterrupted performance of our computer system is critical to our success. Any system failure that causes interruptions in our ability to deliver our products to our customers, including failures that affect our ability to collect information from our data providers, could reduce customer satisfaction and, if sustained or repeated, would reduce the attractiveness of our products. We also face the risk of a security breach of our computer system which could disrupt the distribution of our legal information. The number of visits to our web site increased significantly in 1999, and we have had to purchase additional computer equipment to handle the increased traffic. Further increases in traffic on our web site could strain our systems and increase the likelihood of system failures.

     Damage to our computer system could delay or prevent delivery of our products and result in the loss of our customers.

     Our operations are dependent on our ability to protect our computer system against damage from computer viruses, fire, power loss, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, a failure of our telecommunication providers to provide the data communications capacity in the time frame required by us for any reason could cause interruptions in the delivery of our products. While we are in the process of developing a second location for simultaneous operation of fully redundant computer hardware, substantially all of our computer and communications hardware is presently located at a single facility in Van Buren, Arkansas, and the loss of this hardware or the data it contains would cause us not to be able to operate our business for a substantial period of time. Unanticipated problems could interrupt or delay access to our web-based products. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied subscribers or may not be adequate to indemnify us for any liability we may incur if we are sued. Any system failure, security breach, or other damage could interrupt or delay our operations, damage our reputation and cause us to lose customers.

     Our reliance on foreign data converters to convert large amounts of printed legal material into electronic format creates risks of business interruption due to the unpredictable nature of international business transactions.

     We rely on third parties with operations in India, China, and the Republic of the Philippines to convert some of our printed materials into electronic format, which we then edit and code into our legal databases. Our ability to expand our product offerings depends upon the simultaneous expansion of our legal databases. Any interruption or termination of our arrangements with third-party data converters could result in increased costs to us or a slow-down in our expansion and product introduction plans while we locate alternative sources for the data conversion or increase our own conversion capabilities. There are numerous risks related to our business with foreign companies, including the adoption of laws and changes in political and economic conditions that could restrict or eliminate our ability to do business in these countries.

     There is intense competition for qualified computer technicians, programmers and sales and marketing personnel, and our failure to attract and retain these people could affect our ability to respond to rapid technological change and to increase our sales.

     Our future success depends upon our ability to attract and retain qualified computer programmers, other technical personnel, and sales and marketing personnel. Competition for talented personnel, particularly technical personnel, is intense. This competition could increase the costs of hiring and retaining personnel. We do not have employment agreements with any of our employees, other than Mr. Parker and Mr. Beyland. We may not be able to attract, retain, and adequately motivate our personnel or to integrate new personnel into our operations successfully.

     If our software becomes defective, it could be costly for us to correct.

     Complex software, such as the software we develop for our products, may contain errors or defects, especially when first implemented, that may be costly to correct. Defects or errors also could result in downtime and our business could suffer significantly from potential adverse customer reaction, negative publicity and harm to our reputation.

     We may not be able to protect our proprietary technology, including our coding software, and we may infringe the proprietary rights of others.

     Our services are highly dependent upon proprietary technology, including, for example, our proprietary coding software which allows us to mark certain information contained in our databases to enable users to search our databases. We rely on contracts, confidentiality agreements, and copyright, trademark, and trade secrecy laws to protect our proprietary rights in our technology. We have also obtained several trademark registrations for our various product names. These measures may not be adequate to protect our proprietary technology. Our competitors or potential competitors may independently develop technologies that are substantially equivalent or superior to our technology. We have developed many of our software programs in-house, including our proprietary coding software. These programs interact with and perform numerous functions similar to software available from third parties. Therefore, although we do not believe we infringe any proprietary rights, we could be subject to claims that our technology infringes the proprietary rights of third parties. These claims, even if without merit, could subject us to costly litigation and could divert the time and attention of our technical and management teams.

     Our business strategy includes acquiring complementary businesses. However, we may be unable to make attractive acquisitions or integrate acquired companies, and our inability to do so may disrupt our business.

     Our business strategy calls for acquisitions of businesses or technologies that complement our current business. We cannot assure you that we will be able to identify attractive acquisition opportunities. Even if we do identify attractive candidates, we cannot assure you that we will be able to complete the acquisition of them on commercially acceptable terms. If we acquire another business, we could have difficulty integrating its operations, systems, management and other personnel and technology with our own. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses, and adversely affect our results of operations. Even if these difficulties could be overcome, we cannot assure you that the anticipated benefits of any acquisition would be realized. In addition, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

     Our charter and the Delaware General Corporation Law may inhibit a takeover, which may limit the price that certain investors might be willing to pay for our common stock.

     Our certificate of incorporation and by-laws contain provisions that may make it more difficult for a third party to acquire Loislaw.com, or may discourage acquisition bids for Loislaw.com and could limit the price that investors might be willing to pay in the future for shares of our common stock.

Risks Related to Our Industry

     The market for web-based legal information is new and rapidly evolving, and we may not be able to accurately predict and respond to market developments, which could prevent our products from being accepted.

     The market for web-based distribution of electronic legal information has only recently begun to develop and is rapidly evolving. This makes it difficult to predict demand and market acceptance for our products as well as an appropriate pricing strategy for our products. We cannot guarantee that the market for our products will grow, that our products will become widely accepted, or that our pricing strategy will be successful. If the market for our products does not develop as quickly as we expect, if our products are not accepted by customers, or if our pricing strategy is not successful, our future revenues will be adversely affected.

     Availability of free information from Internet portal companies may lessen the demand for our products because we charge subscription fees for our products.

     We compete with Internet portal companies that offer free access to government-sponsored sites that provide some of the same information that we provide. These companies often expect to achieve high enough usage to allow them to achieve profitability by selling advertising on their sites. Substantial amounts of free legal information is also available over the Internet and from other sources, such as courts and other government agencies. This free information may lessen the demand for our products.

     If we do not respond to rapid technological change and evolving industry standards in the web-based legal information market, we will be at a competitive disadvantage and we could lose potential customers to our competitors.

     The market for web-based products and services is characterized by rapid technological developments, evolving industry standards, changing customer demands, and frequent introductions of new products, services, and enhancements. As a result, our success depends upon our ability to improve the performance, content, and reliability of our products in response to both evolving demands of the legal community and competitive product offerings. We cannot assure you that we will be able to do so successfully or that any enhancements or new products that we introduce will gain acceptance in the marketplace. If we are not successful or if our products are not accepted, we could lose potential customers to our competitors.

     A downturn in the legal industry could cause our revenues to decrease.

     Our business depends on the continued demand for legal information in electronic format. Therefore, any downturn in business for the legal profession could cause our revenues to decrease, which would adversely affect our results of operations.

     Sales of our web-based products are tied to the adequacy of the Internet infrastructure and the continued growth and commercial viability of the Internet. The failure of the Internet to grow or remain a viable commercial medium could harm our growth.

     Our success depends in large part on the maintenance of the Internet infrastructure as a reliable network backbone that provides adequate speed, data capacity, and security. Our success also depends on the timely development of products, such as high-speed modems, that enable reliable Internet access and services. The Internet may continue to experience significant growth in the number of users, frequency of use, and amount of data transmitted. The Internet infrastructure may not be able to support the demands placed on it and the performance or reliability of the Internet may be adversely affected by this continued growth. In addition, the Internet could lose its commercial viability if the number of people who use the Internet does not continue to grow. A number of factors, including unreliable service or concerns about security, could impede this growth. The infrastructure or complementary products and services necessary to maintain the Internet, as a viable commercial medium may not be developed, and the Internet may not continue to be a viable commercial medium for us.

     If the government adopts regulation that charges Internet access fees or imposes taxes on subscriptions to our web-based products, our operating expenses will increase.

     Currently there are few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as pricing and the characteristics of products and services. In addition, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet and on-line service providers in a manner similar to long-distance telephone carriers and to impose access fees on them. This could increase the cost of transmitting data over the Internet. Finally, state tax laws and regulations relating to the provision of products and services over the Internet are still developing. A few states have tried to impose taxes on products and services provided over the Internet. If additional states try to do so, our operating costs may increase and we may not be able to increase the price that we charge for our products to cover these costs. Any new laws or regulations or new interpretations of existing laws and regulations relating to the Internet could increase our operating expenses and adversely affect our results of operations.

Item 2.  Properties.

     Our corporate headquarters are located in a 37,400 square foot leased facility located at 105 North 28th Street, Van Buren, Arkansas. We lease the facilities under a lease agreement expiring in May 2004, with two five-year renewals at the option of Loislaw.com. The lessor of our headquarters is the Parker Law Firm, a partnership consisting of Kyle D. Parker, our Chief Executive Officer and Chairman, and Douglas W. Parker, Sr., our Secretary. We believe that our facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

     Monthly payments under the lease were increased to $14,144 in May 1999 as a result of expansion of space under the lease. During 1999, we paid $144,629 as rental payments under the lease.

     We do not own or have leasehold rights in any real property other than the real estate where our corporate headquarters are located.

Item 3.  Legal Proceedings.

     On December 17, 1999, Anderson Publishing Company filed a lawsuit against us, styled Anderson Publishing Company v. Loislaw.com, Inc., in the United States District Court for the Southern District of Ohio, Western Division (Cincinnati). The plaintiff alleges that certain data included in the web-based and compact disc versions of our Ohio statutory database infringes copyrights that the plaintiff claims to have in "statute headings, chapter and subchapter headings, histories and editorial emendations" in the Page's Revised Ohio Code Annotated. The plaintiff alleges at least 74 counts of infringement. In its complaint, the plaintiff indicates that it intends to seek statutory damages under the Copyright Act, which provides for statutory damages of not less than $500 and not more than $20,000 for each infringement, or not more than $100,000 for each willful infringement, in the discretion of the court. The plaintiff also makes a claim for attorneys' fees and court costs. In addition to its copyright claim, the plaintiff seeks to recover under the Lanham Act, which relates to trademarks, and under state or common law deceptive trade practices and unfair competition theories. The plaintiff does not specify the amount of damages it is seeking under these theories. On February 15, 2000, we filed an answer to the plaintiff's complaint and denied any liability in connection with the plaintiff's claims. Discovery has begun, but no trial date has been set.

     We believe that the plaintiff's allegations are without merit and intend to defend ourselves vigorously by all available means. We do not believe we have infringed any valid copyrights or trademarks held by the plaintiff. Further, we believe that the items in which the plaintiff claims to hold copyrights are not protectable under copyright laws. Further, we do not believe that the plaintiff is entitled to the relief it seeks under the Lanham Act and state-law theories. Although we cannot assure you that we will prevail in this litigation, based on our present knowledge of the facts, we believe that resolution of this claim will not have a material adverse effect on our financial position, results of operations, or liquidity.

     The Company is a party to a proceeding brought on or about December 27, 1999, in the Sebastian County,

Arkansas Circuit Court by a former officer of the Company, styled D. L. Johnson & Co. and Donald L. Johnson v. Loislaw.com. The former officer seeks to recover damages for the alleged breach of an employment agreement and a separate consulting agreement, a declaration that the employment agreement is still in effect, damages for breach of contract and implied contractual covenants alleged to exist, and damages for actual and constructive misrepresentation. The complaint does not specify the amount of damages being sought by the plaintiff but the plaintiff has indicated that he seeks approximately $600,000 in connection with his allegations of contract breach. We have filed a motion to dismiss the case and commence preliminary discovery. No trial date has been set.

     We believe that the plaintiff's allegations are without merit and intend to defend ourselves vigorously by all available means. Although we cannot assure you that we will prevail in this litigation, based on our present knowledge of the facts, we believe that resolution of this claim will not have a material adverse effect on our financial position, results of operations, or liquidity.

     We are party to routine litigation in the ordinary course of our business from time to time, but except as set forth above, we are not currently party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock is traded on the Nasdaq Stock Market National Market. The stock trades under the symbol "LOIS." The high and low sale prices for our common stock for each identified period were as follows:

        Quarter Ended              High    Low
        September 30, 1999        18 1/2  13 3/4

        December 31, 1999         47 1/2  13 1/8

     In connection with our initial public offering, the common stock began trading on September 30, 1999. Thus, the prices indicated in the table for the quarter ended September 30, 1999 are the high and low sale prices for a single day. Prior to September 30, 1999, our common stock had not been registered and there was not an established trading market for the common stock.

     The closing sale price of the common stock on March 27, 2000 was $23.75. As of that date, there were approximately 57 holders of record of our common stock and 20,970,586 shares outstanding. However, because many of the outstanding shares of common stock are held by brokers or others, as nominees, we believe the number of beneficial owners of our common stock is significantly greater than the number of record holders.

     Dividend Policy. We have not declared or paid and do not anticipate declaring or paying any dividends on our common stock in the near future. Any future payment of dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors as our Board of Directors deems relevant. Moreover, our credit agreement with Fleet National Bank, N.A., prohibits us from declaring any dividend on any class of our stock, including the common stock.

     Recent Unregistered Sales of Securities. On October 12, 1999, we issued 2,479 shares of common stock to Capital Resource Partners, III L.P., or one of its affiliates, upon the exercise of warrants. The warrants allowed the warrantholder to receive 2,480 shares at an exercise price of $.005 per share. The warrants allowed the warrantholder to exercise a cashless transaction by giving notice of a net issue election and surrendering of the warrants. Upon surrender of the warrants, the warrantholder received 2,479 shares, without the payment of additional consideration, by surrendering the Warrants to the Company with a net issue election notice. The issuance of the shares upon exercise was made in reliance upon an exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act for sales by an issuer not involving a public offering. The shares of common stock are deemed to be restricted securities for purposes of that Act.

     Use of Proceeds of Initial Public Offering. On October 5, 1999, we completed an initial public offering in which we sold 3,900,000 shares of our common stock and a selling stockholder sold 80,000 shares of common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-81107) that was declared effective by the Securities and Exchange Commission on September 29, 1999. Net proceeds of the offering to Loislaw.com, net of underwriter discounts and commissions, were approximately $49.4 million. Of these proceeds, $22.1 million of the net proceeds were used for the following purpose on October 5, 1999:

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

     We have also used the following estimated amounts through March 27, 2000 for the purposes indicated:

     . to pay $2.7 million in costs related to database acquisition and production;

     . to pay $750,000 for the purchase of computer equipment that we use in our business;

     .    approximately $11.1 million was used for working capital; and

     . approximately $13.0 million remains in short term investments (NAIC-Approved Class I interest bearing short term fund).

Item 6.  Selected Financial Data.

     The selected financial data set forth below should be read in conjunction with our audited financial statements and notes included in "Item 8 - Financial Statements and Supplementary Data" and ''Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations,'' appearing elsewhere in this Annual Report.


                                                                                Year Ended December 31,
                                                                                -----------------------
                                                            1995            1996         1997         1998             1999
                                                            ----            ----         ----         ----             ----
                                                                              (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 Web-based products...................................    $   --          $    28      $   208      $   842         $  3,929
 CD-ROM products......................................     1,742            1,855        3,157        3,182            3,007
 Other (1)............................................        --                            --        1,000               --
                                                          ------          -------      -------      -------         --------
  Total revenues......................................     1,742            1,883        3,365        5,024            6,936
                                                          ------          -------      -------      -------         --------
Operating expenses:
 Database costs.......................................     1,152            1,459        1,563        2,624            7,454
 Costs of other revenues..............................        --               --           --          393               --
 Selling and marketing................................       935            2,153        2,363        4,607           11,706
 General and administrative...........................       569            1,525        1,535        1,977            4,570
 Product development..................................       133              101           86          541              675
                                                          ------          -------      -------      -------         --------
  Total operating expenses............................     2,789            5,238        5,547       10,142           24,405
                                                          ------          -------      -------      -------         --------
Loss from operations..................................    (1,047)          (3,355)      (2,182)      (5,118)         (17,469)
                                                          ------          -------      -------      -------         --------
Other income (expense):
 Interest expense, net................................       (69)            (251)        (455)      (1,549)          (1,691)
 Other, net...........................................         5                2           (6)          42                5
                                                          ------          -------      -------      -------         --------
                                                             (64)            (249)        (461)      (1,507)          (1,686)
                                                          ------          -------      -------      -------         --------
  Loss before extraordinary item......................    (1,111)          (3,604)      (2,643)      (6,625)         (19,155)
Extraordinary item - loss on extinguishment of debt...        --               --           --           --            3,797
                                                          ------          -------      -------      -------         --------
Loss before income taxes..............................    (1,111)          (3,604)      (2,643)      (6,625)         (22,952)
Income tax benefit....................................      (339)             (52)          --           --               --
                                                          ------          -------      -------      -------         --------
  Net loss............................................      (772)          (3,552)      (2,643)      (6,625)         (22,952)
Accrued preferred stock dividends and accretion on
 redeemable preferred stock and common stock warrants.       --               --          (34)        (500)          (3,344)
                                                          ------          -------      -------      -------         --------
Net loss applicable to common stock...................  $  (772)         $(3,552)     $(2,677)     $(7,125)        $(26,296)
                                                          ======         =======      =======      =======         ========
Net loss per share--basic and diluted.................   $  (.11)           $(.50)     $  (.37)       $(.99)          $(2.21)
                                                          ======          =======      =======      =======         ========
Weighted average common shares outstanding - basic
 and diluted..........................................     7,000            7,057        7,163        7,222           11,912
                                                          ======          =======      =======      =======         ========

(1) Other revenues in 1998 were from producing customized databases for a third party.


                                                                                    December 31,
                                                                                    ------------
                                                          1995            1996           1997            1998           1999
                                                          ----            ----           ----            ----           ----
                                                                     (in thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents.......................         $  318         $   102        $ 3,233        $     99        $19,286
Working capital (deficit).......................           (629)         (3,397)          (514)         (4,751)        15,427
Total assets....................................          3,794           6,004         16,298          19,213         46,573
Total debt (including capital lease obligations)          1,744           3,963          4,107          12,373             13
Deferred revenues...............................            157           1,754          3,522           3,928          6,226
Redeemable equity securities....................             --              --         11,216          11,720             --
Total stockholders' equity (deficit)............          1,021          (2,231)        (4,758)        (11,900)        36,028


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The following analysis and discussion highlights the significant factors affecting our financial condition and results of operations. For a more complete understanding of the following discussion, reference should be made to the Company's Financial Statements and the related notes presented elsewhere in this report.

Overview

     Loislaw.com provides comprehensive, affordable and easy-to-use legal and related information to lawyers and law firms over the Internet and on compact disc. We offer more than 1,800 databases that we estimate to contain over 8 million documents. These databases consist of federal and state law, continuing legal education materials and other legal information. As of December 31, 1999, our databases included state court decisions, statutes, acts, and regulations of all 50 states and the District of Columbia, federal statutes, the Code of Federal Regulations, and court decisions for the U.S. Supreme Court and all 13 federal circuit courts of appeal. During 2000, we will continue to expand our product offerings and expect to add a number of databases, including selected U.S. District Court Reports, Bankruptcy Opinions, a Tax product consisting of opinions of the United States Tax Court and IRS Cumulative Bulletins, and a product consisting of SEC Decisions and Reports.

     We generate revenues primarily from the sale of Internet web-based products and compact disc products for fixed annual subscription fees. The list price for unlimited Internet access to substantially all federal and state law databases that we offer is currently $139 per seat per month. During 1999, we offered another multi-jurisdiction product offering fewer databases for $98 per month. The list price for unlimited Internet access to substantially all state law for a single state currently varies from state to state from $39 to $49 per seat per month ($39 to $69 during 1999). We do not charge any additional fees for multiple permitted users of a seat but only one simultaneous access per seat is allowed. Our pricing strategy with respect to our web-based products may change as a result of our evolving market. Continuing legal education, bar materials, and some specialty databases are available for an additional charge.

     Historically we offered compact disc products at annual subscription prices ranging from $300 to $690 per state or federal jurisdiction. In recent periods, we have de-emphasized our compact disc products by implementing a focused marketing and sales effort for our web-based products. Since July 1999, we have offered new subscriptions only for our web-based products. Some revenue from compact disc sales will continue as we fulfill obligations to our current compact disc customers. Revenues from compact disc products also include a small amount of revenue from one-time sales of bar association publications. We will continue to make these one-time compact disc sales.

     The migration of our customers to our web-based products will increase our average revenue per customer if most customers purchase our unlimited Internet access package, National Collection(SM), featuring substantially all of our primary state and federal law. It will also decrease our average cost per customer if fewer customers use our compact disc products. This is because we currently provide our compact disc customers with updated discs every 90 days and because compact disc products typically require significantly more customer and technical support due to the reinstallation of updated compact disc discs and issues with customer hardware configuration changes.

     Upon the sale of a new subscription, the total amount of the subscription fee is accounted for as deferred revenue. Revenues from subscription sales are recognized on a monthly basis over the subscription period, which is typically one year. Subscription fees are paid up front in cash or on a monthly basis by electronic funds transfer or credit card debits.

     Database costs consist primarily of database production costs that support both our web-based products and our compact disc products. Database production costs represent amounts incurred for data acquisition and conversion, editing, coding and quality control of legal information, related salaries and benefits, facilities cost allocation and related expenses associated with computers for data processing. We capitalize costs, other than overhead allocations, related to the production of databases. Because court decisions have significant value for long periods of time or indefinitely, we amortize our court decision databases over 20 years. We amortize databases containing statutes and regulations, which have a more limited useful life, over two years. We expense as incurred database maintenance and updating costs.

Initial Public Offering

     On October 5, 1999, we completed an initial public offering of 3,900,000 shares of common stock at an initial offering price of $14 per share. An additional 80,000 shares were sold in the offering by an existing shareholder. Prior to the initial public offering, there was no public market for our common stock. We did not receive any of the proceeds from the sale of the shares held by the existing shareholder. The net proceeds to the Company from this initial public offering, after deducting underwriting discounts and offering expenses, amounted to $49,416,121.

     The net proceeds to the Company have been or will be used for debt reduction, redemption of preferred stock, the payment of a financial advisory fee, development of a consumer web site, and continued development of legal databases and for general corporate purposes, including working capital to fund anticipated operating losses, expenses associated with our advertising campaigns, brand-name promotions and other sales and marketing efforts and capital expenditures. In particular, the net proceeds were used to repay debt and related accrued interest of $16,831,390, to redeem the Series B redeemable preferred stock and pay accrued dividends for $5,030,519, and to pay a financial advisory fee of $250,000. We also estimate that we have used the following amount through March 27, 2000: $2.7 million in costs related to database acquisition and production, $750,000 for purchase of computer equipment, and $11.1 million for working capital. Approximately $13.0 million of the net proceeds in short term investments (NAIC-Approved Class I interest bearing short term fund). In connection with the repayment of debt, the Company recorded an extraordinary loss of $3,796,736 ($0.32 per share), which represents the write-off of deferred loan costs.

     Upon the closing of the initial public offering, 931,044 shares of Series A convertible preferred stock and 2,495,697 shares of the Series C convertible preferred stock were converted on a two-for-one basis into 6,853,482 shares of our common stock. Additionally, the redemption feature on 2,113,232 shares of common stock and outstanding warrants for the purchase of 35,536 shares of common stock was eliminated. Accordingly, the Company reclassified the values assigned to the redeemable Series A and Series C convertible preferred stock, the common stock and warrants for the purchase of common stock and the related accretion of these redeemable equity securities to par value of common stock and additional paid-in capital in the December 31, 1999 balance sheet.

Results of Operations

Comparison of Results for the Years Ended December 31, 1999 and 1998

     Revenues.   Total revenues increased 38% to $6.9 million for the year ended
December 31, 1999 from $5.0 million for the year ended December 31, 1998. Revenues from subscriptions for our web-based products increased 366% to $3.9 million for the year ended December 31, 1999, compared to $842,000 for the year ended December 31, 1998. We believe the increase in revenues from web-based subscriptions was due to increased marketing efforts, expansion of sales staff, and the inclusion of comprehensive primary law databases for all 50 states by December 31, 1999. We expect that this trend will continue and that web-based subscription revenues will represent substantially all of our total revenues in future periods. Revenues from subscriptions to compact disc products decreased 6% to $3.0 million for the year ended December 31, 1999 compared to $3.2 million for the year ended December 31, 1998. We believe the decrease in revenues for compact disc products is directly related to our marketing of web-based products, as well as our decision to cease offering compact disc products to new subscribers in July 1999. We also believe that compact disc product revenue will continue to decline as we continue to focus our marketing efforts on web-based products. Total revenues for the year ended December 31, 1998 included other revenue of $1.0 million and costs of other revenues of $393,000 in 1998 related to a non-recurring customized database project that was started and completed in 1998. Total database seats increased 99% to 14,925 at December 31, 1999 from 7,498 at December 31, 1998.

     Database Costs.   Total database costs increased 184% to $7.5 million for
the year ended December 31, 1999 from $2.6 million for the year ended December 31, 1998. The increase is primarily attributable to increased amortization and updating costs as a result of having more databases.

     Selling and Marketing Expense.   Selling and marketing expense increased
154% to $11.7 million for the year ended December 31, 1999 from $4.6 million for the year ended December 31, 1998. This was principally due to an increase in our compensation and commission expenses associated with an increase in the number of sales and marketing personnel. Selling and marketing expense consists primarily of:

     . employee salaries and benefits for marketing and customer support personnel;

     . salaries and sales commissions paid to our sales force and sales department management;

     .    advertising expenses;

     .    trade show expenses;

     .    the cost of direct marketing promotional materials; and

     .    facilities cost allocation and related expenses.

     We pay sales commissions upon receipt of an initial subscription payment after subscription agreements are signed. We record commissions as prepaid commissions and amortize them ratably over the term of the contract, typically one year, as we recognize the associated revenues. We do not presently pay commissions on renewals of subscriptions but it may be necessary to do so in the future to ensure that our field sales representatives address the needs of our customers. We expense all other selling and marketing costs as incurred.

     General and Administrative Expense.   General and administrative expense
increased 131% to $4.6 million for the year ended December 31, 1999 from $2.0 million for the year ended December 31, 1998. This increase resulted primarily from an increase in compensation expenses associated with an increase in the number of administrative employees, including technical support employees who support our web site. General and administrative expense consists primarily of employee salaries and benefits, facilities cost allocation and related expenses associated with our management, finance, human resources, management information systems and administrative groups.

     Product Development Expense. Product development expense increased 25% to $675,000 for the year ended December 31, 1999 from $541,000 for the year ended December 31, 1998. This increase was due to an increase in personnel and payments to third party consultants for product enhancements. Product development expense consists primarily of employee salaries and benefits related to the development of core software supporting our products.

     Interest Expense, Net.   Interest expense, net of interest income,
increased 13% to $1.7 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998. This increase, all of which occurred prior to completion of our initial public offering, was due primarily to an increase in borrowings to support the rapid expansion of database production and the related increase in selling and marketing efforts. For the year ended December 31, 1999, there was also an extraordinary item of $3.8 million due to a loss on extinguishment of debt.

Comparison of Results for the Years Ended December 31, 1998 and December 31,
1997

     Revenues.   Total revenues increased 49% to $5.0 million in 1998 from $3.4 million in 1997. Revenues from web-based products increased 304% to $842,000 in 1998 from $208,000 in 1997. The increase in web-based revenues was due in part to an increase in the number of legal databases we offered to 517 at December 31, 1998 from 323 at December 31, 1997, expanded sales and marketing efforts and the migration of some compact disc customers to our web-based products. Total customers increased 18.4% to 6,976 at December 31, 1998 from 5,894 at December 31, 1997. Revenues from compact disc products remained relatively flat at $3.2 million in 1998 and in 1997. Other revenues of $1.0 million and costs of other revenues of $393,000 in 1998 resulted from a customized database development project for a publishing company that was started and completed in 1998. We earned no revenue from customized database development projects in 1997.

     Database Costs.   Total database costs increased 68% to $2.6 million in
1998 from $1.6 million in 1997. The increase in costs for 1998 compared to 1997 is attributable to increased overhead costs as a result of our production of more databases and increased updating costs as a result of having more databases to maintain.

     Selling and Marketing Expense. Selling and marketing expense increased 95% to $4.6 million in 1998 from $2.4 million in 1997. This increase was principally due to a 22% increase in sales commissions due to increased product sales and a 124% increase in compensation expense associated with an increase in the number of sales and marketing personnel to 87 at December 31, 1998 from 44 at December 31, 1997.

     General and Administrative Expense.   General and administrative expense
increased 29% to $2.0 million in 1998 from $1.5 million in 1997. This increase primarily resulted from an increase in the number of employees performing general and administrative functions to 28 at December 31, 1998 from 13 at December 31, 1997.

     Product Development Expense.   Product development expense increased 525%
to $541,000 in 1998 from $86,000 in 1997. The increase was primarily due to $304,000 paid to third party consultants for product enhancements.

     Interest Expense, Net.   Interest expense, net of interest income,
increased 241% to $1.5 million in 1998 from $455,000 in 1997. The increase was due primarily to an increase in borrowings to support the rapid expansion of database production and the related increase in selling and marketing efforts. Interest expense included amortization of deferred loan costs of $680,000 in 1998 and $48,000 in 1997.

Liquidity and Capital Resources

     We have used substantial amounts of cash in the growth of our company. Net cash used in operating activities was $16.7 million, $5.0 million, and $1.7 million for the years ended December 31, 1999, 1998, and 1997, respectively.
The primary use of cash was the payment of operating expenses of our business. We expect to continue to incur significant database production costs for the foreseeable future. The continued amortization of production costs of new databases, together with increased selling and marketing expenditures, is expected to generate losses at least through the end of 2000.

     Net cash used in investing activities was $10.6 million, $6.1 million, and $2.1 million for the years ended December 31, 1999, 1998, and 1997, respectively. The primary use of cash was the payment of our database production costs, which were capitalized. In 1998 and 1998, these investing activities also included purchase of equipment in the amounts of $2.8 million and $7.2 million, respectively, to support the growth of our business.

     To finance our operations and continued expansion we have obtained additional capital through our initial public offering of 3.9 million shares of common stock in September, 1999, as well as private placements of debt and equity and from related party and bank financing. Total financing, net of repayments, was approximately $46.5 million, $8.1 million, and $6.9 million for the years ended December 31, 1999, 1998, and 1997, respectively.

     During 1999, we had a net loss of approximately $22,950,000 and had negative cash flows from operations of approximately $16,700,000. Even though we have a history of losses and negative cash flow, we have been able to secure capital from private placements with venture capitalists and from financial institution lenders, and from a public offering of our common stock. Management believes that these sources of capital will continue to be available, if needed, for at least the remainder of the current year, given the market capitalization of our outstanding shares of common stock. Should we be unable to obtain the necessary capital to finance our operations, we may have to significantly reduce our sales and marketing activities and/or the production and/or maintenance of our databases.

     During the first half of 2000, we anticipate that we will complete production of four new specialty databases. These databases are the U.S. District Court Opinions, Tax Database, Bankruptcy Database, and SEC Decisions and Reports. We believe we will be required to expend approximately $4.3 million for acquisition and conversion of these databases. We also anticipate that, during the same time, our selling and marketing expenses will increase due to more aggressive marketing. We believe available cash on hand generated from operations and our initial public offering will be adequate to meet our anticipated cash needs for working capital and capital expenditures throughout the year 2000. However, we may choose to seek additional financing to accelerate our growth by, for example, adding new specialty databases at a faster pace, to expand our marketing activities or for other purposes.

     As part of our growth strategy, we may consider acquiring companies or businesses, and any acquisition could significantly increase our cash
requirements.    An acquisition, or any other increase in our anticipated cash requirements, could require us to obtain additional financing. While we believe that we would be able to obtain additional financing, we cannot assure you that additional financing would be available to us or, if available, that we would be able to obtain it on terms we considered satisfactory.

     Our credit agreement with Fleet National Bank dated August 20, 1998, as amended, established the following:

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

     Each of these lines bears interest at a floating rate equal to a specified percentage above the bank's prime rate. We must pay a commitment fee with respect to the revolving line of credit in the amount of $6,250 per quarter. In addition, the Fleet credit facility contains restrictive covenants that obligate us to maintain financial ratios and that, without the prior written consent of the bank, generally prohibit us from incurring indebtedness or declaring or paying dividends or other distributions. As of December 31, 1999, we had no outstanding borrowings under the credit facility. All borrowings under the credit facility are secured by a pledge of most of our assets.

Net Operating Loss Carryforwards

     Since 1994, we have incurred significant net losses. Through December 31, 1999, we had a net operating loss carryforward of approximately $49 million that will begin to expire in 2010 for federal income tax purposes and in 2000 for state tax purposes. Through December 31, 1999, our accumulated deficit totaled $38 million. We cannot assure you that we will have income that is sufficient to allow us to use these loss carryforwards.

Year 2000 Issues

     The Year 2000 issue is the result of computer programs being written using two rather than four digits to define the applicable year. We are continuing to monitor our systems to identify any Year 2000 issues that we may not have identified previously or any Year 2000 problems that have not yet become evident. As of the date of this Annual Report, we are not aware that any of our systems have experienced any disruptions as a result of the arrival of the new year. We also are not aware that any of our customers, data providers, data converters or other parties with which we do business have experienced any significant disruptions as a result of the arrival of the year 2000, although we have not contacted all those parties since year end regarding this issue. It is possible that some Year 2000 problems may not be immediately evident, and we or the third parties with which we do business may discover Year 2000 problems in the future. We cannot assure you that any such problems, or claims arising out of those problems, will not have a material adverse impact on our business or financial condition.

     We believe that the measures we have taken to identify, assess, and remediate Year 2000 issues, and related testing, are reasonable based on our operations and circumstances. The total cost of such measures was $161,000, which was funded by operating cash flows. This amount represented approximately 5.0% of our total actual information technology expenditures for fiscal 1999. Non-Year 2000 information technology projects were not materially impacted or delayed by our Year 2000 projects.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company beginning January 1, 2000. Because Loislaw.com does not use derivatives, Statement No. 133 will have no significant effect on our financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     We do not engage in commodity futures trading or hedging activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies or in interest rates swap transactions that could expose us to market risk.

     We are subject to some interest rate risk in connection with our bank credit facility with Fleet National Bank. All amounts that we borrow under the credit facility bear interest at floating rates. At December 31, 1999, we had no outstanding borrowings under the credit facility.

Item 8.  Financial Statements and Supplementary Data.

     See the Index to Financial Statements on page F-1 of this Annual Report. The Financial Statements and Notes listed therein and included elsewhere in this report are incorporated into this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information required by this item will be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement (the "Proxy Statement") in connection with the 2000 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report. Such information is incorporated herein by reference.

Item 11.  Executive Compensation.

     Information relating to executive compensation will be set forth under the caption "Executive Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information relating to security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. Such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Information relating to certain relationships and related transactions will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents Filed as part of this Annual Report on Form 10-K

          (1) Financial Statements (See the Index to Financial Statements on page F-1 of this Annual Report, which is incorporated into this
              Item 14 by reference.)

          (2) Financial Statement Schedules--None.

          (3) Exhibits.

The exhibits filed as part of this Annual Report on Form 10-K are listed on the Index to Exhibits immediately preceding the exhibits. The Index to Exhibits is incorporated herein by reference.

(b)  Reports on Form 8-K

None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LOISLAW.COM, INC. (Registrant)


Date:  March 30, 2000               By:  /s/ Mark O. Beyland
       --------------                  ---------------------------------
                                       Mark O. Beyland
                                      President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                   Title                   Date
     ---------                                   -----                   ----
     /s/ Kyle D. Parker              Chairman of the Board and        March 30, 2000
-----------------------------------
     Kyle D. Parker                  Chief Executive Officer
                                     (Principal Executive Officer)

     /s/ Mark O. Beyland             President, Chief Financial       March 30, 2000
-----------------------------------  Officer and Director
     Mark O. Beyland

     /s/ Randell L. Sisemore         Vice-President of Finance        March 30, 2000
-----------------------------------  (Principal Accounting Officer)
     Randell L. Sisemore


     /s/ Robert C. Ammerman          Director                         March 30, 2000
-----------------------------------
     Robert C. Ammerman

     /s/ Randy Laney                 Director                         March 30, 2000
-----------------------------
     Randy Laney


     /s/ Hannah C. Stone             Director                         March 30, 2000
-----------------------------------
     Hannah C. Stone

                                   FORM 10-K

                               INDEX TO EXHIBITS

Exhibit No.                   Description

2.1 Agreement and Plan of Merger, dated as of June 16, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

2.2 Certificate and Articles of Merger of Law Office Information Systems, Inc. (an Arkansas Corporation) with and into Loislaw.com, Inc. (a Delaware Corporation) (incorporated herein by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

3.3 Certificate of Designations as filed with the State of Delaware (incorporated herein by reference to Exhibit 3.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

4.1 Form of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

4.2 Amended and Restated Stockholders' Agreement, dated as of May 25, 1999, by and among the Company and certain stockholders (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

4.3 Amended and Restated Registration Rights Agreement dated as of May 25, 1999 by and among the Company and certain stockholders (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.1* 1996 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.2* Employment Agreement by and between the Company and Kyle D. Parker (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.3* Employment Agreement by and between the Company and Mark O. Beyland (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.4 Reimbursement Agreement by and among Kyle D. Parker, as Trustee for the Parker Trust, Melissa Ann Parker and Capital Resource Lenders III, L.P. dated as of November 24, 1997, as amended on June 17, 1999 (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.5** Cooperative Marketing Agreement dated as of November 17, 1999 by and between the Company and CDB Infotek.

10.6 Corporate License and Services Agreement, effective as of February 18, 1998, by and between the Company and Verity, Inc., as amended (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.7 Credit Agreement between the Company and Fleet National Bank, N.A., dated August 20, 1998 (incorporated herein by reference to Exhibit
          10.7 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.8 First Amendment to Credit Agreement, by and between the Company and Fleet National Bank, N.A., dated December 31, 1998 (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.9 Second Amendment and Waiver to Credit Agreement, by and between the Company and Fleet National Bank, N.A., dated April 30, 1999 (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.10 Third Amendment to Credit Agreement, by and between the Company and Fleet National Bank, N.A., dated May 25, 1999 (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.11 Form of Indemnity Agreement with a schedule of director and officer signatories (incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.12 Lease Agreement by and between the Company and the Parker Law Office dated May 5, 1999 (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.13*** Agreement by and between the Company and Pacific Data Conversion Corporation, dated December 29, 1998 (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.14*** Agreement by and between the Company and Infocon, dated July 1, 1998 (incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.15*** Master Services Agreement by and among the Company, Digital Publishing International Ltd. and Innodata Corporation, dated June 10, 1998 (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.16*    Employee Stock Purchase Plan (incorporated herein by reference to
          Exhibit 10.16 to Amendment No. 4 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.17* 1999 Nonqualified Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.18 Senior Subordinated Note and Securities Purchase Agreement, dated as of November 24, 1997, by and between the Company and Capital Resource Lenders III, L.P., as amended (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.19 Amendment No. 4 to Subordinated Note and Securities Purchase Agreement and Amendment Agreement by and among the Company, Capital Resource Lenders III, L.P., CRP Investment Partners III, L.L.C., Rowland Moriarty and certain stockholders, dated as of January 29, 1999

          (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.20* Form of Loislaw.com, Inc. 1996 Stock Option Plan Option Agreement by and between the Company and Michael E. Romanies (incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.21* Form of Law Office Information Systems, Inc. 1996 Stock Option Plan Option Agreement by and between the Company and Mark O. Beyland (incorporated herein by reference to Exhibit 10.21 to Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

10.22 Form of Customer Subscription Agreement (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

21.0 Subsidiaries of Loislaw.com (incorporated herein by reference to Exhibit 21.0 to the Company's Registration Statement on Form S-1, Registration No. 333-81107).

23.1**    Consent of KPMG LLP.

27.1**    Financial Data Schedule.

______________

* The following exhibits constitute management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.2, 10.3, 10.16, 10.17, 10.20, and
     10.21.

**   Filed herewith.

*** Confidential treatment has been obtained with respect to certain portions of these agreements.

                               LOISLAW.COM, INC.


                         Index to Financial Statements

                                                                                 Page

Independent Auditors' Report                                                      F-2

Balance Sheets at December 31, 1998 and 1999                                      F-3

Statements of Operations for the years ended December 31, 1997,
  1998 and 1999                                                                   F-4

Statements of Redeemable Equity Securities and Stockholders' Equity (Deficit)
  for the years ended December 31, 1997, 1998 and 1999                            F-5

Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999     F-7

Notes to Financial Statements                                                     F-9

                          Independent Auditors' Report


The Board of Directors
Loislaw.com, Inc.:


We have audited the accompanying balance sheets of Loislaw.com, Inc. as of December 31, 1998 and 1999, and the related statements of operations, redeemable equity securities and stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loislaw.com, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                  KPMG LLP


Little Rock, Arkansas
January 21, 2000

                               LOISLAW.COM, INC.

                                Balance Sheets

                          December 31, 1998 and 1999




                                Assets                                      1998                1999
                                                                     ------------------  ---------------------
Current assets:
    Cash and cash equivalents                                         $        99,042           19,286,007
    Accounts receivable, net of allowance for doubtful
     accounts of $124,974 and $235,183 at
     December 31, 1998 and 1999, respectively
     (notes 5 and 6)                                                        1,540,052            4,052,088
    Prepaid commissions                                                       311,394            1,454,797
    Prepaid software license                                                   96,958              296,125
    Other current assets                                                      138,811              650,843
                                                                       --------------       --------------
     Total current assets                                                   2,186,257           25,739,860
Databases, net (notes 3, 6 and 8)                                          10,766,967           16,585,088
Property and equipment, net (notes 4 and 6)                                 1,446,459            3,803,122
Deferred loan costs, net of accumulated amortization of
    $728,201 at December 31, 1998 (notes 6 and 8)                           3,992,278                   --
Other assets                                                                  820,721              444,985
                                                                       --------------       --------------
     Total assets                                                      $   19,212,682           46,573,055
                                                                       ==============       ==============

        Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Current installments of long-term debt (notes 6 and 8)                    954,893               13,060
    Accounts payable                                                        2,559,631            2,580,284
    Deferred revenue                                                        2,961,067            6,003,521
    Accrued expenses                                                          461,549            1,716,435
                                                                       --------------       --------------
     Total current liabilities                                              6,937,140           10,313,300
Deferred revenue                                                              967,046              222,504
Long-term debt, excluding current installments (notes 6 and 8)             11,317,631                9,405
Other noncurrent liabilities                                                  170,373                   --
                                                                       --------------       --------------
     Total liabilities                                                     19,392,190           10,545,209
                                                                       --------------       --------------
Redeemable equity securities (notes 6 and 8):
    Series A convertible preferred, 931,044 shares                          2,605,840                   --
    Series B redeemable preferred, redemption value of
      $4,395,890 plus accrued dividends, 439,589 shares                     4,770,380                   --
    Common stock, 730,692 shares                                            1,189,158                   --
    Common stock warrants                                                   3,154,975                   --
                                                                       --------------       --------------
     Total redeemable equity securities                                    11,720,353                   --
                                                                       --------------       --------------

Stockholders' equity (deficit) (notes 6,  8 and 10):
    Common stock, $.001 par value. 50,000,000 shares
      authorized; shares issued -7,180,000 at December 31,
      1998 and 20,952,003 at December 31, 1999                                  7,180               20,952
    Additional paid-in capital                                                     --           73,847,856
    Accumulated deficit                                                   (11,890,941)         (37,824,862)
    Treasury stock, at cost, 10,000 shares                                    (16,100)             (16,100)
                                                                       --------------       --------------
     Total stockholders' equity (deficit)                                 (11,899,861)          36,027,846

Commitments and contingencies (notes 6, 8, 9 and 10)
                                                                       --------------       --------------
     Total liabilities and stockholders' equity (deficit)              $   19,212,682           46,573,055
                                                                       ==============       ==============

See accompanying notes to financial statements.

                               LOISLAW.COM, INC.

                           Statements of Operations

                 Years ended December 31, 1997, 1998 and 1999


                                                                  1997                 1998                1999
                                                             --------------       --------------      ---------------
Revenues:
    Web-based products                                    $        208,357             842,112            3,929,153
    CD-ROM products                                              3,157,056           3,182,067            3,006,893
    Other                                                               --           1,000,000                   --
                                                             --------------       --------------      ---------------
     Total revenues                                              3,365,413           5,024,179            6,936,046
                                                             --------------       --------------      ---------------

Operating expenses:
    Database costs                                               1,563,152           2,623,717            7,453,903
    Costs of other revenues                                             --             393,357                   --
    Selling and marketing                                        2,363,028           4,606,638           11,705,924
    General and administrative                                   1,535,174           1,977,424            4,570,252
    Product development                                             86,465             540,866              675,039
                                                             --------------       --------------      ---------------
     Total operating expenses                                    5,547,819          10,142,002           24,405,118
                                                             --------------       --------------      ---------------
     Loss from operations                                       (2,182,406)         (5,117,823)         (17,469,072)
                                                             --------------       --------------      ---------------

Other income (expense):
    Interest expense, net                                         (454,667)         (1,548,931)          (1,690,993)
    Other, net                                                      (6,353)             41,953                5,161
                                                             --------------       --------------      ---------------
                                                                  (461,020)         (1,506,978)          (1,685,832)
                                                             --------------       --------------      ---------------
     Loss before extraordinary item                             (2,643,431)         (6,624,801)         (19,154,904)

Extraordinary item - loss on extinguishment
    of debt (note 8)                                                    --                  --            3,796,736
                                                             --------------       --------------      ---------------
     Net loss                                                   (2,643,431)         (6,624,801)         (22,951,640)
Accrued preferred stock dividends and accretion
    on redeemable preferred stock and common stock
    warrants (notes 6 and 8)                                       (34,468)           (500,421)          (3,344,397)
                                                             --------------       --------------      ---------------
Net loss applicable to common shares                         $  (2,677,899)          (7,125,222)         (26,296,037)
                                                             ==============       ==============      ===============
Net loss per share - basic and diluted:
    Net loss applicable to common shares before
     extraordinary item                                              (0.37)              (0.99)               (1.89)
    Extraordinary item (note 8)                                         --                  --                (0.32)
                                                             --------------       --------------      ---------------
     Net loss                                                $       (0.37)              (0.99)               (2.21)
                                                             ==============       ==============      ===============

Weighted average common shares outstanding -
    basic and diluted                                            7,162,740           7,222,344           11,912,334
                                                             ==============       ==============      ===============

See accompanying notes to financial statements.

                                                         LOISLAW.COM, INC.

                   Statements of Redeemable Equity Securities and Stockholders' Equity (Deficit) (Notes 6 and 8)

                                                 December 31, 1997, 1998 and 1999


                                                                 Redeemable Equity Securities
                                     ------------------------------------------------------------------------------------
                                       Series A       Series B      Series C                     Common
                                      convertible    redeemable    convertible     Common        stock
                                       preferred     preferred      preferred       stock       warrants        Total
                                     -------------  ------------  -------------   ----------   -----------     ----------
Balances at December 31, 1996          $       --            --             --           --            --             --

Issuance of 60,000 shares
    of common stock for cash                   --            --             --           --            --             --
Issuance of 931,044 shares
    of Series A convertible
    preferred stock for cash, net
    of issuance costs of $507,900       2,492,100            --             --           --            --      2,492,100
Conversion of notes payable
    into 439,589 shares of Series B
    redeemable preferred stock                 --     4,395,890             --           --            --      4,395,890
Issuance of warrants to
    purchase 2,675,278 shares
    of redeemable common stock                 --            --             --           --     4,293,821      4,293,821
Accrued dividends on Series B
    redeemable preferred stock                 --        34,468             --           --            --         34,468
Net loss                                       --            --             --           --            --             --
                                     -------------  ------------  -------------   ----------   -----------     ----------
Balances at December 31, 1997            2,492,100    4,430,358             --           --     4,293,821     11,216,279

Accrued dividends on Series B
    redeemable preferred stock                  --      340,022             --           --                      340,022
Accretion on redeemable equity
    securities                             113,740           --             --           --        46,659        160,399
Exercise of warrants for
    730,692 shares of redeemable
    common stock                                --           --             --    1,189,158    (1,185,505)         3,653
Purchase of treasury stock,
    10,000 shares                               --           --             --           --            --             --
Net loss                                        --           --             --           --            --             --
                                     -------------  ------------  -------------   ----------   -----------     ----------
Balances at December 31, 1998            2,605,840    4,770,380             --    1,189,158     3,154,975     11,720,353

                                                     Stockholders' Equity (Deficit) Additional
                                     -------------------------------------------------------------------
                                                      Additional
                                         Common        paid-in     Accumulated     Treasury
                                         stock         capital       deficit        stock        Total
                                     -------------  ------------  -------------   ----------   ---------
Balances at December 31, 1996                7,120      299,880     (2,537,640)          --    (2,230,640)

Issuance of 60,000 shares
    of common stock for cash                    60       149,940            --           --       150,000
Issuance of 931,044 shares
    of Series A convertible
    preferred stock for cash, net
    of issuance costs of $507,900               --            --            --           --            --
Conversion of notes payable
    into 439,589 shares of Series B
    redeemable preferred stock                  --            --            --           --            --
Issuance of warrants to
    purchase 2,675,278 shares
    of redeemable common stock                  --            --            --           --            --
Accrued dividends on Series B
    redeemable preferred stock                  --       (34,468)           --           --       (34,468)
Net loss                                        --            --    (2,643,431)          --    (2,643,431)
                                     -------------  ------------  -------------   ----------   -----------
Balances at December 31, 1997                7,180       415,352    (5,181,071)          --    (4,758,539)

Accrued dividends on Series B
    redeemable preferred stock                  --      (340,022)           --           --      (340,022)
Accretion on redeemable equity
    securities                                  --       (75,330)      (85,069)          --      (160,399)
Exercise of warrants for
    730,692 shares of redeemable
    common stock                                --            --            --           --            --
Purchase of treasury stock,
    10,000 shares                               --            --            --      (16,100)      (16,100)
Net loss                                        --            --    (6,624,801)          --    (6,624,801)
                                     -------------  ------------  -------------   ----------   -----------
Balances at December 31, 1998                 7,180            --   (11,890,941)    (16,100)  (11,899,861)
                                                                                                                           Continued

                                                         LOISLAW.COM, INC.

                  Statements of Redeemable Equity Securities and Stockholders' Equity (Deficit)  (Notes 6 and 8)

                                                 December 31, 1997, 1998 and 1999



                                                                    Redeemable Equity Securities
                                       ---------------------------------------------------------------------------------------
                                         Series A        Series B       Series C                      Common
                                        convertible     redeemable     convertible       Common        stock
                                         preferred      preferred       preferred        stock        warrants       Total
                                       -------------  -------------   -------------   ------------  ------------- ------------
Issuance of warrants to purchase
    204,182 shares of redeemable
    common stock                       $          --             --              --            --        408,364       408,364
Accrued dividends on Series B
    redeemable preferred stock                    --        260,139              --             --            --       260,139
Accretion on redeemable equity
    securities                             1,015,251             --       1,921,982      1,349,212       147,025     4,433,470
Exercise of warrants for 2,113,232
    shares of redeemable common
    stock                                          --            --              --      3,637,993    (3,627,427)       10,566
Issuance of 2,495,697 shares of
    Series C convertible preferred
    stock for cash and conversion of
    notes payable, net of issuance
    costs of $624,023                             --             --      13,875,977             --            --    13,875,977
Issuance of 172,118 shares of
    common stock for cash, net
    of issuance costs of $21,517                  --             --              --             --             --           --
Cancellation of redemption
    feature on 730,692 shares
    of redeemable common stock                    --             --              --     (1,233,746)            --   (1,233,746)
Issuance of 3,900,000 shares of
    common stock for cash, net
    of issuance costs of $1,361,879               --             --              --             --             --           --
Conversion of Series A and Series C
    convertible preferred stock into
    6,853,482 shares of common stock      (3,621,091)            --     (15,797,959)            --             --  (19,419,050)
Cancellation of redemption feature
    on 2,113,232 shares of redeemable
    common stock and warrants to
    purchase 35,536 share of
    redeemable common stock                       --             --              --     (4,942,617)       (82,937)  (5,025,554)
Redemption of 439,589 shares of
    Series B redeemable preferred
    stock                                         --     (5,030,519)             --             --             --   (5,030,519)
Exercise of warrants for 2,479
    shares of common stock                        --             --              --             --             --            2
Net loss                                          --             --              --             --             --           --
                                       -------------  -------------   -------------   ------------  ------------- ------------
Balances at December 31, 1999          $          --             --              --             --             --           --
                                       =============  =============   =============   ============  ============= ============




                                                                    Stockholders' Equity (Deficit)
                                       ---------------------------------------------------------------------------------------
                                                      Additional
                                          Common        paid-in       Accumulated      Treasury
                                           stock        capital          deficit         stock          Total
                                       -------------  -------------   -------------   ------------  -------------
Issuance of warrants to purchase
    204,182 shares of redeemable
    common stock                                  --            --               --            --             --
Accrued dividends on Series B
    redeemable preferred stock                    --       (169,777)        (90,362)            --       (260,139)
Accretion on redeemable equity
    securities                                    --     (1,541,551)     (2,891,919)            --     (4,433,470)
Exercise of warrants for 2,113,232
    shares of redeemable common
    stock                                         --             --              --             --            --
Issuance of 2,495,697 shares of
    Series C convertible preferred
    stock for cash and conversion of
    notes payable, net of issuance
    costs of $624,023                             --             --              --             --            --
Issuance of 172,118 shares of
    common stock for cash, net
    of issuance costs of $21,517                 172         478,313             --             --         478,485
Cancellation of redemption
    feature on 730,692 shares
    of redeemable common stock                   731       1,233,015             --             --       1,233,746
Issuance of 3,900,000 shares of
    common stock for cash, net
    of issuance costs of $1,361,879            3,900      49,412,221             --             --      49,416,121
Conversion of Series A and Series C
    convertible preferred stock into
    6,853,482 shares of common stock           6,854      19,412,196             --             --      19,419,050
Cancellation of redemption feature
    on 2,113,232 shares of redeemable
    common stock and warrants to
    purchase 35,536 share of
    redeemable common stock                    2,113       5,023,441             --             --       5,025,554
Redemption of 439,589 shares of
    Series B redeemable preferred
    stock                                         --             --              --             --             --
Exercise of warrants for 2,479
    shares of common stock                         2             (2)             --             --             --
Net loss                                          --             --     (22,951,640)            --    (22,951,640)
                                       -------------  -------------   -------------   ------------  -------------
Balances at December 31, 1999          $      20,952     73,847,856     (37,824,862)        (16,100)   36,027,846
                                       =============  =============   =============   ============  =============


See accompanying notes to financial statements.

                                                              LOISLAW

                                                     Statements of Cash Flows

                                                 December 31, 1997, 1998 and 1999

                                                                               1997                 1998                 1999
                                                                           --------------        ------------         -------------
Cash flows from operating activities:
    Net loss                                                               $ (2,643,431)          (6,624,801)          (22,951,640)
                                                                           --------------        -------------        --------------
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                                           645,416            1,361,238             3,148,476
        Extraordinary item - loss on extinguishment
           of debt (note 8)                                                          --                   --             3,796,736
        Provision for doubtful accounts                                          94,381                   --               187,000
        Loss on disposal of property and equipment                                   --                3,979                    --
        Change in operating assets and liabilities:
           Accounts  receivable                                              (1,119,591)            (758,773)           (2,186,482)
           Prepaid expenses and other
              current assets                                                   (132,655)            (412,573)           (2,069,825)
           Accounts payable                                                    (175,172)             823,685              (149,720)
           Accrued expenses                                                    (132,129)             156,841             1,254,886
           Deferred revenue                                                    1,768,429             405,932             2,297,912
                                                                           --------------        -------------        --------------
              Net cash used by operating activities                           (1,694,752)         (5,044,472)          (16,672,657)
                                                                           --------------        -------------        --------------

Cash flows from investing activities:
    Database costs                                                            (1,972,244)         (4,769,562)           (7,678,111)
    Purchase of property and equipment                                           (92,528)         (1,224,665)           (2,812,744)
    Increase in other assets                                                      (8,827)           (161,918)             (136,818)
                                                                           --------------        -------------        --------------
              Net cash used by investing activites                            (2,073,599)         (6,156,145)          (10,627,673)
                                                                           --------------        -------------        --------------

Cash flows from financing activities:
    Repayment of capital lease obligation                                        (25,183)            (15,385)              (12,059)
    Deferred loan costs (note 6)                                                (553,614)           (143,681)              (13,276)
    Proceeds from sale of Class A preferred stock,
      net of $237,263 cost of issuance (note 6)                                 2,762,737                 --                    --
    Redemption of Class B preferred stock, plus
        accrued dividends (note 8)                                                    --                  --            (5,030,519)
    Proceeds from sale of Class C preferred stock,
        net of issuance costs of $624,023 (note 6)                                    --                  --             8,893,850
    Proceeds from notes payable                                                6,117,446           8,661,077            10,403,700
    Repayment of notes payable (note 8)                                       (2,240,855)           (423,077)          (17,649,007)
    Proceeds from related party borrowing (note 8)                               688,946                  --                    --
    Proceeds from exercise of warrants (note 6)                                       --               3,653                    --
    Proceeds from sale of common stock (note 8)                                  150,000                  --            49,894,606
    Repurchase of treasury stock                                                      --             (16,100)                   --
                                                                           --------------        -------------        --------------
       Net cash provided by financing activities                               6,899,477           8,066,487            46,487,295
                                                                           --------------        -------------        --------------
Net increase (decrease) in cash and cash equivalents                           3,131,126          (3,134,130)           19,186,965
Cash and cash equivalents at beginning of year                                   102,046           3,233,172                99,042
                                                                           --------------        -------------        --------------
Cash and cash equivalents at end of year                                   $   3,233,172              99,042            19,286,007
                                                                           ==============        =============        ==============


                                                                     (Continued)

                                                         LOISLAW.COM, INC.

                                                     Statements of Cash Flows

                                                 December 31, 1997, 1998 and 1999



                                                                                 1997                1998               1999
                                                                            ----------------    ---------------     --------------
Supplemental cash flow information:
    Cash paid for interest                                                   $       581,154            683,761          1,703,061
    Non cash investing and financing transactions:
         Accrued Series B redeemable preferred stock
            dividends                                                                 34,468            340,022            260,139
         Satisfaction of capital lease obligation through
            return of equipment                                                           --             57,475                 --
         Conversion of related party borrowing to
            Series B redeemable preferred stock (note 8)                           4,395,890                 --                 --
         Issuance of warrants (note 6)                                             4,293,821                 --            408,364
         Accretion on redeemable equity securities                                        --            160,399          4,433,470
         Cancellation of redemption feature on
            redeemable common stock and warrants
            to purchase shares of redeemable common
             stock (note 6)                                                               --                 --          6,259,300
         Conversion of subordinated notes payable
             into 857,509 shares of Series C convertible
             preferred stock (note 6)                                                     --                 --          4,982,127
         Exercise of warrants in satisfaction of
            subordinated notes payable (note 6)                                           --                 --             10,566
         Conversion of Series A and Series C
            convertible preferred stock to shares of
            common stock (note 8)                                                         --                 --         19,419,050
         Exercise of warrants for common stock (note 6)                                   --                 --                  2
                                                                            ================     ==============     ==============
See accompanying notes to financial statements.

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

(1)   Operations

      Loislaw.com, Inc. ("the Company") provides legal and related information to lawyers and law firms over the Internet and on CD-ROM. The Company was originally incorporated in 1987 in Arkansas as Law Office Information Systems, Inc. On June 18, 1999 the Company was reincorporated in Delaware as Loislaw.com, Inc. On July 22, 1999, the Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend. All share and per share data in the financial statements have been restated to give effect to the stock split.

(2)   Significant Accounting Policies

      (a)  Management Estimates

           Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (b)  Cash and Cash Equivalents

           The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

      (c)  Concentration of Credit Risk

           Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk related to subscription receivables are limited as the Company sells its products direct to numerous users in the states for which the Company offers legal information. The amount of loss should customers fail to pay the receivables is limited to the notional amount of such receivables. At December 31, 1999, the Company's management does not believe any significant concentration of credit risk exists.

      (d)  Product Development, Software and Database Costs

           Product development expense consists primarily of employee salaries and benefits, facilities cost allocations and expenses related to the development of core software supporting the Company's products. Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. As a result, the Company has expensed software development costs.

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999


       Prepaid software licenses are amortized on a straight-line basis over the remaining economic life of the license, or the amortization that would be recorded by using the ratio of gross revenues derived from the use of the license to total current and anticipated future gross revenues from the use of the license. The noncurrent portion of prepaid software licenses is included in other assets and amounted to approximately $170,000 and $353,000 at December 31, 1998 and 1999, respectively.

       Database costs represent amounts incurred for data acquisition and conversion costs, editing, coding, and quality control of legal information and include salaries and benefits and overhead allocations. Costs to develop court ruling databases, other than overhead allocations, are capitalized and amortized to production costs once the product is released, on a straight-line basis over the expected lives of the databases, which is estimated at twenty years. Costs to develop statutes and regulations databases are also capitalized and amortized to production costs, once the product is released, on a straight-line basis over the expected lives of the databases, which are two years. Costs to maintain and enhance databases are expensed as incurred. Amortization expense related to capitalized databases totaled approximately $440,000, $460,000 and $1,860,000 in 1997, 1998 and 1999, respectively. The
       Company currently contracts with three companies to perform a significant amount of the initial data conversion for its databases.

  (e)  Property and Equipment

       Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of 7 years for office furniture and equipment and 5 years for data processing equipment. Leasehold improvements are amortized over the lesser of the lease term or 15 years.

  (f)  Revenue Recognition

       Subscription revenue from web-based and CD-ROM products is recognized ratably over the subscription period (1 to 5 years). Substantially all subscriptions sold are billed annually, quarterly or monthly. Unearned portions of subscription revenue are deferred. The noncurrent portions of amounts to be received under long-term subscription agreements amounted to approximately $603,000 and $91,000, respectively, at December 31, 1998 and 1999 and are included in other assets in the accompanying balance sheets. Other revenue, which is recognized under the percentage of completion method as production costs are incurred, and costs of other revenue in 1998 result from producing databases for a third party. Web-based and CD-ROM subscriptions are both sold for the same legal databases. Accordingly, there are no separate production costs for web-based and CD-ROM sales.

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

  (g)  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

       Long-lived assets and certain identifiable intangibles, including database costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes that no significant impairment of its long-lived assets and intangibles, including database costs, has occurred.

  (h)  Income Taxes

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (i)  Stock Option Plan

       The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for compensation costs for its stock option plans. Accordingly, compensation expense is recognized on the date of grant only if the current market price of the underlying common stock at date of grant exceeds the exercise price.

  (j)  Advertising Costs

       Advertising costs are expensed as incurred. Advertising costs amounted to approximately $17,000, $300,000 and $1,313,000 for the years ended December 31, 1997, 1998 and 1999, respectively, and are included in selling and marketing expenses in the accompanying statements of operations.

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

  (k)  Financial Instruments

       The fair value of the company's accounts receivable and accounts payable approximate their carrying values due to the relatively short maturities of these instruments. The fair value of the Company's revolving credit borrowings and notes payable approximate their carrying value since the interest rate on these obligations fluctuates with the prime rate.

  (l)  Loss Per Share

       Loss per share has been computed by dividing the net loss applicable to common stock by the weighted average shares of common stock outstanding during each period as shown below:

                                                                         Year ended December 31,
                                                          --------------------------------------------------
                                                               1997              1998              1999
                                                          -------------    --------------    ---------------
      Net loss                                          $      2,643,431   $    6,624,801   $    22,951,640
      Accrued dividends on preferred stock                        34,468          340,022           260,139
      Accretion on redeemable common
         stock warrants                                               --           46,659           147,025
      Accretion on redeemable preferred
        Stock                                                         --          113,740         2,937,233

       Net loss applicable to common stock              $      2,677,899   $    7,125,222   $    26,296,037

       Weighted average common shares
        Outstanding                                            7,162,740        7,222,344        11,912,334

       Loss per share - basic and diluted               $          (0.37)  $        (0.99)  $         (2.21)

       Potentially dilutive securities were excluded from the above calculations because they were antidilutive in accordance with Statement of Financial Accounting Standards No. 128. The number of shares under common stock options and warrants which were excluded were 2,743,278, 2,086,254 and 900,927, respectively, for the years ended December 31, 1997, 1998 and 1999.

  (m)  Prior Year Reclassifications

       Certain 1998 amounts have been reclassified to conform with 1999 presentation. These prior year reclassifications had no impact on 1998 net loss as previously reported.

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999



(3)   Database Costs

      Database costs consist of the following:

                                                                            December 31,
                                                                ----------------------------------
                                                                      1998                1999
                                                                ---------------     --------------
    Court ruling databases                                      $    9,303,468        $ 16,449,988
    Statutes and regulations databases                               3,102,136           3,633,727

                                                                    12,405,604          20,083,715
    Less accumulated amortization                                    1,638,637           3,498,627
                                                                --------------      --------------
                                                                $   10,766,967        $ 16,585,088
                                                                ==============      ==============

(4)   Property and Equipment

      Property and equipment consist of the following:

                                                                            December 31,
                                                                ----------------------------------
                                                                      1998                1999
                                                                ---------------     --------------
    Office furniture and equipment                              $       246,172     $      756,439
    Data processing equipment                                         1,916,936          3,970,211
    Leasehold improvements                                              149,611            398,813
                                                                ---------------     --------------

                                                                      2,312,719          5,125,463
    Less accumulated depreciation and amortization                      866,260          1,322,341
                                                                ---------------     --------------
                                                                $     1,446,459     $    3,803,122

(5)  Allowance for Doubtful Accounts

     A summary of activity in the allowance for doubtful accounts receivable is as follows:

                                                          1997              1998             1999
                                                     -------------     -------------    -------------
      Balance at beginning of year                    $    525,000       $   375,000     $   124,974
      Additions charged to costs and expenses               94,381                --         187,000
      Amounts written off, net of recoveries              (244,381)         (250,026)        (76,791)
                                                     -------------     -------------    ------------

      Balance at end of year                         $     375,000       $   124,974    $    235,183
                                                     =============     =============    ============

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

(6)  Debt

     Debt consists of the following:

                                                                                  December 31,
                                                                      ----------------------------------
                                                                           1998                1999
                                                                      ---------------     --------------
 12.5% Senior Subordinated Notes                                   $        8,000,000  $               --
 Notes payable                                                              2,907,000                  --
 8.25% revolving line of credit, due June 2000                              1,331,000                  --
 Capital lease obligation                                                      34,524              22,465
                                                                      ---------------     ---------------

        Total long-term debt                                               12,272,524              22,465

 Less current installments                                                    954,893              13,060
                                                                      ---------------     ---------------

                                                                   $       11,317,631  $            9,405
                                                                      ===============     ===============

   Interest expense on related party borrowings was approximately $324,000 in 1997, $833,000 in 1998, and $940,000 in 1999.

   On November 24, 1997, the Company entered into an agreement ("CRL Agreement") with Capital Resource Lenders III, L.P. ("CRL") under which CRL agreed to purchase from the Company up to $10,000,000 of 12.5% Senior Subordinated Notes ("Notes") and a Warrant ("Warrant") and $3,000,000 of Series A convertible preferred stock ("Series A Preferred"). See note 8. At closing, CRL purchased $4,000,000 of the Notes and all of the Series A Preferred (931,044 shares). In accordance with the CRL Agreement, CRL purchased an additional $4,000,000 of the Notes during 1998 and purchased the remaining $2,000,000 of the Notes during January and February 1999. Interest on the Notes was payable quarterly beginning December 31, 1997 and principal was due in sixteen equal quarterly installments beginning December 31, 2000 with the final installment due November 30, 2003. All borrowings under the CRL Agreement were repaid with proceeds from the Company's initial public offering (see note 8).

   The Warrant entitled CRL to purchase 1,944,586 shares of common stock of the Company at $.005 per share at any time prior to September 30, 2004. The value assigned to the Warrant was $3,121,060 and was reflected as deferred loan costs. Such deferred loan costs were being amortized over the term of the notes using the interest method. On January 1, 1998, CRL assigned 32,160 of its warrants and a proportionate share of its other obligations and rights under the CRL Agreement to CRP Investment Partners III, L.P. ("CRP") and Rowland Moriarty ("Moriarty").

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

   The Company paid $650,000 in cash and issued a warrant to purchase 730,692 shares of the Company's common stock at $.005 per share, at any time prior to September 30, 2004, to a third party for its assistance in obtaining the CRL Agreement. The value assigned to the Warrant was $1,172,761 which has been allocated to deferred loan costs and cost of issuance of the Series A Preferred in the amounts of $902,124 and $270,637, respectively. Deferred loan costs were being amortized into expense over the life of the Notes using the interest method. During 1998, this warrant was exercised with the net proceeds reflected as an increase in redeemable common stock in the accompanying financial statements.

   The proceeds from the CRL Agreement were used to repay indebtedness of $2,240,855, to pay the $650,000 private placement fee referred to above and other closing costs of $141,418 (of which amounts $237,263 has been charged to cost of issuance of the Series A Preferred) and to provide working capital for the Company.

   In connection with the CRL Agreement, a shareholders' agreement was entered into whereby the preferred shareholders and warrant holders were given put options which entitled such holders to sell their preferred stock, warrants or any common shares obtained upon exercise of warrants or conversion of preferred shares to the Company between September 30, 2003 and September 30, 2005. Accordingly, all such preferred shares, warrants and common shares obtained upon exercise of warrants were originally classified as redeemable equity securities in the Company's balance sheets. The puts entitled such holders to have their underlying shares redeemed at the fair market value of the common stock as of the redemption date. The difference between the carrying value of such shares and the estimated fair market value of common stock was being accreted through a charge to retained earnings and, with respect to the preferred shares and warrants, has been presented as an increase in loss attributable to common shareholders.

   In 1998, the Company entered into a credit agreement with Fleet National Bank ("Fleet") whereby Fleet agreed to advance up to a maximum of $12,000,000 to the Company. Borrowings under this agreement were evidenced by four separate notes including a working capital revolving line of credit ("Revolving Credit"), two converting equipment lines of credit ("Equipment LOC"), and a converting SBLC line of credit ("SBLC LOC"). All outstanding borrowings under the Fleet agreement were repaid on October 5, 1999 with proceeds from the Company's initial public offering (see note 8).

   In accordance with the terms and conditions of the Revolving Credit note, the Company may borrow up to the lesser of $2,500,000 or the borrowing base of eligible receivables as defined by the Fleet agreement (approximately $3,260,000 at December 31, 1999). Advances under the Revolving Credit note at December 31, 1998 amounted to $1,331,000, bore interest, payable monthly, at Fleet's prime rate plus 1/2% (8.25% at December 31, 1998), and were due June 1, 2000. In addition, the Company is required to pay a quarterly commitment fee of $6,250.

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

   Under one Equipment LOC note, the Company could borrow up to $1,000,000 for the purchase of qualified equipment, as defined by the Fleet agreement. Advances under this Equipment LOC note amounted to $407,000 at December 31, 1998. Advances under this Equipment LOC converted to Term Note A at June 30, 1999, and were repayable in thirty-six equal monthly installments, plus interest, beginning July 1999. Under the other Equipment LOC note, the Company could borrow up to $1,500,000 for the purchase of qualified equipment. Advances under this note would have automatically converted at June 1, 2000 to Term Note B and were to be repaid by the Company in thirty-six equal monthly installments, plus interest, beginning July 2000. Borrowings under the Equipment LOC and term notes bore interest, payable monthly, at Fleet's prime rate plus 1-1/2% (9.25% at December 31, 1998).

   Pursuant to the provisions of the SBLC LOC note, the Company could borrow up to $4,000,000 from Fleet through June 30, 1999 to finance development of its law library databases. Additionally, the Company may request and Fleet shall arrange to issue standby letters of credit, provided, however, that aggregate advances and outstanding letters of credit under the SBLC LOC note shall not exceed $7,000,000. Aggregate advances under the SBLC LOC note (excluding the letters of credit) amounted to $2,500,000 at December 31, 1998. Such advances bore interest, payable monthly, at Fleet's prime rate plus 1-1/2% (9.25% at December 31, 1998). Borrowings under the SBLC LOC note were due in thirty-two monthly installments of $109,375, plus interest, beginning May 1999. At December 31, 1999, letters of credit amounting to approximately $2,167,000 are outstanding under the SBLC LOC note securing the Company's performance under its data compilation contract with one of its foreign suppliers.

   Obligations under the CRL Agreement were subordinate to the Fleet borrowings. In addition, CRL, CRP and Moriarty guaranteed 45% of any borrowings outstanding under the SBLC LOC. In exchange for this guaranty, the Company issued warrants in February 1999 to the guarantors. The warrants entitled the holders to purchase 204,182 shares of common stock of the Company and have the same terms as the original warrants issued in November 1997 and, accordingly, were originally classified as redeemable equity securities in the Company's balance sheets. The value assigned to the warrants ($408,364) was recorded as deferred loan costs and was being amortized into expense over the remaining term of the related Fleet debt. On May 19, 1999 CRL exercised all of the warrants it held (2,113,232 shares) in exchange for satisfaction of $10,566 of subordinated notes payable. On October 12, 1999, CRP exercised all of the warrants it held (2,480 shares) by tendering a warrant for one share in exchange for the Company's issuance of 2,479 shares of its common stock. After exercise of these warrants, all remaining warrants (33,056 shares) are held by Moriarty.

   The per share fair value of common stock warrants issued during 1997 and 1999 was $1.60 and $2.00, respectively, on the dates of issuance and was determined using the Black Scholes option pricing model with the following assumptions: no expected dividend yield; risk-free interest rate of 4.5% in 1997 and 1999; and an expected life of 7.0 years and 5.5 years, respectively, in 1997 and 1999.

   Prior to and in anticipation of the financing transaction discussed in the following paragraph, CRL advanced to the Company $5,000,000 in exchange for 12.5% Senior Subordinated Convertible Promissory Notes. These notes were subordinated to the Fleet borrowings and were issued as follows: March 10, 1999, $2,000,000; April 13, 1999, $2,000,000; and May 7, 1999, $1,000,000.

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

   On May 25, 1999, the Company entered into an agreement ("Series C Agreement") with Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV, FTE, L.P. (collectively, "Sandler"), CRL, Dublind Partners, Inc. ("Dublind"), Mark Beyland ("Beyland"), the president of the Company, and Exeter Capital Partners IV, L.P. ("Exeter"), whereby the Company issued 172,118 shares of common stock to Dublind for $500,002 in cash and 2,495,697 shares of Series C convertible preferred stock ("Series C Preferred") to Sandler, CRL, Beyland and Exeter for $14,500,000, of which 857,509 shares were issued in exchange for the $4,982,127 of senior subordinated convertible notes plus accrued interest thereon held by CRL, and the remaining shares were issued to Sandler (1,178,760 shares), Beyland (129,088 shares) and Exeter (390,340 shares) for cash. In connection with the agreement, the Company paid Dublind an advisory fee of $475,000 and paid other costs in connection with the financing amounting to $170,626. These costs of issuance have been allocated between common stock and the Series C Preferred in the amounts of $21,517 and $624,023, respectively. The net proceeds from the Series C Agreement are being used for database development costs and other general corporate purposes.

   In connection with the Series C Agreement, a new shareholders' agreement was entered into whereby all remaining warrants and the shares obtained by CRL upon exercise of warrants would have the same redemption feature as the Series A and Series C shares, which entitles these shareholders to have the underlying shares redeemed at the fair value of the common stock at the redemption date. The common shares issued to Dublind and the 730,692 shares previously obtained from exercising warrants in 1998 were no longer subject to such redemption agreements and, accordingly, such shares have been reclassified into common stock and additional paid-in capital as of May 25, 1999.

(7)  Income Taxes

   There was no income tax benefit for the years ended December 31, 1997, 1998 or 1999. The actual income tax benefit differs from the expected tax benefit (computed by applying the U.S. Federal corporate tax rate of 34% to loss before income taxes) as follows:

                                                               1997                 1998                1999
                                                          ---------------      --------------      --------------
 Computed expected tax benefit                           $      (898,767)  $       (2,252,432)  $      (7,803,557)
 Increase (reduction) in income taxes
  resulting from:
   State income taxes - change in
     valuation allowance applicable to
     state taxes of $170,553 in 1997;
     $427,386 in 1998; and $1,488,357
     in 1999, net of Federal income
     tax benefit                                                (112,565)            (282,074)           (982,315)
   Increase in valuation allowance due
     to operating losses not utilized                          1,004,687            2,517,630           8,767,567
   Other, net                                                      6,645               16,876              18,305
                                                          ---------------      --------------      --------------

                                                         $            --   $               --   $              --
                                                          ===============      ==============      ==============

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

   and liabilities at December 31, 1998 and 1999 are presented below.

                                                                      1998                      1999
                                                               ------------------         ----------------
Deferred tax assets:
   Net operating loss carryforwards                              $      7,109,861   $           18,791,918
   Accrued revenues and expenses reported
     on cash basis for tax purposes                                     1,898,815                1,391,567
   Other, net                                                                  --                    4,192
   Valuation allowance                                                 (4,846,717)             (13,614,284)
                                                               ------------------         ----------------
        Total deferred tax assets                                       4,161,959                6,573,393
                                                               ------------------         ----------------

 Deferred tax liabilities:
   Capitalized database production costs
     expensed as incurred for tax purposes                             (4,122,671)              (6,350,429)
   Property and equipment depreciated on
     an accelerated basis for tax                                         (37,642)                (222,964)
   Other, net                                                              (1,646)                      --
                                                               ------------------         ----------------
        Total deferred tax liabilities                                 (4,161,959)             (31,010,443)
                                                               ------------------         ----------------
        Net deferred tax asset                                   $             --   $                   --
                                                               ==================         ================

   The valuation allowance at January 1, 1997 was $2,329,087. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the levels of historical taxable losses and uncertainty regarding the generation of taxable income in future years, management has established a valuation allowance equal to net deferred tax assets at December 31, 1998 and 1999. At December 31, 1999, the Company has net operating loss carryforwards of approximately $49,000,000 which begin to expire in 2010 for Federal income tax purposes and in 2000 for state tax purposes.

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

(8)  Stockholders' Equity

     (a)  Capital Stock

          The Company has authorized 60,000,000 shares of capital stock consisting of 50,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock.

          The Board of Directors of the Company may designate the relative rights and preferences of the preferred stock when and if issued. Such rights and preferences could include liquidation preferences, redemption rights, voting rights and dividends and the shares could be issued in multiple series with different rights and preferences. During 1997, the Board of Directors designated and issued 931,044 shares of Series A Preferred and during May 1999 designated and issued 2,495,697 shares of Series C Preferred. Simultaneous with the closing of the CRL Agreement discussed in note 6, the Company designated and issued 439,589 shares of Series B preferred stock ("Series B Preferred") to a related party in exchange for the note payable to the related party. The Series B Preferred accrued annual dividends at the rate of $.7735 per share beginning on November 24, 1997 and all outstanding shares of the Series B Preferred were required to be redeemed for $10 per share plus unpaid dividends no later than December 31, 2005.

          The Series A Preferred shares, which had an initial liquidation value of $3,000,000, and the Series C Preferred shares, which had an initial liquidation value of $15,000,002, were convertible, at the option of the holder, into two shares of common stock for each preferred share and were entitled to receive non-cumulative dividends ratably and on a parity with such dividends as may be paid on the common stock as if such Series A Preferred and Series C Preferred shares had been converted into common stock. The Series A Preferred and Series C Preferred were redeemable at the option of the holder, beginning May 25, 2004, and would automatically convert to common stock upon an initial public offering of the Company's common stock.

          On October 5, 1999, the Company completed an initial public offering of 3,980,000 shares of its common stock at an initial offering price of $14 per share. Of the 3,980,000 common shares offered, 3,900,000 shares were issued and sold by the Company and 80,000 shares were sold by an existing shareholder. Prior to the initial public offering, there was no public market for the Company's common stock. The Company did not receive any of the proceeds from the sales of the shares held by the existing shareholder. The net proceeds to the Company from this initial public offering, after deducting applicable underwriting discounts and offering expenses, amounted to $49,416,121. The net proceeds to the Company were used to repay debt and related accrued interest of $16,831,390, to redeem the Series B Preferred and accrued dividends for $5,030,519 and to pay an advisory fee of $250,000 to a third party. The remaining proceeds are to be used for database development costs and other general corporate purposes. In connection with the repayment of debt, the Company recorded an extraordinary loss of $3,796,736 ($0.32 per share) which represents the write-off of deferred loan costs.

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

       Upon the closing of the Company's initial public offering, 931,044 shares of the Series A Preferred and 2,495,697 shares of the Series C Preferred were converted on a two-for-one basis to 6,853,482 shares of the Company's common stock. Additionally, the redemption feature on 2,113,232 shares of common stock and outstanding warrants for the purchase of 35,536 shares of common stock was eliminated. Accordingly, the Company reclassified the values assigned to the redeemable Series A and Series C Preferred, the common stock and warrants for the purchase of common stock and the related accretion of these redeemable equity securities to par value of common stock and additional paid-in capital in the accompanying December 31, 1999 balance sheet.

       As discussed in note 6, all of the common and preferred shareholders as well as all of the warrant and common stock option holders who held such securities of the Company prior to the Company's initial public offering have entered into a shareholders' agreement which provides for the naming of nominees for election as directors by certain shareholder groups and restricts the sale of stock by parties to the agreement.

  (b)  Stock Option Plan

       In June, 1996 the Board of Directors and shareholders adopted the 1996 Stock Option Plan ("Plan") which provides for the granting of options to purchase up to 1,500,000 shares of the Company's common stock. Incentive stock options may be granted to employees of the Company at an exercise price per share of not less than the fair value per common share at the date of the grant. Nonqualified stock options may be granted to employees, officers or directors of, or consultants or advisers to, the Company at an exercise price per share as determined by the Board of Directors. The options expire on dates and vest as determined by the Board of Directors, generally with 25% vesting 12 months after the grant date and the remaining shares vesting ratably over the 36 months thereafter, and with expiration not to exceed 10 years from the date of grant.

       Under the terms of an employment agreement dated April 22, 1999 with Beyland, the Company was required to grant options equal to 2.5% of its fully diluted equity after giving effect to the financing transaction completed on May 25, 1999 (see note 6) and accordingly granted an option to Beyland on May 25, 1999 for 441,454 shares at an option price of $2.91 per share. The options vest 50% at the date of grant with the remaining options vesting in twenty-four equal monthly amounts.

       The per share weighted-average fair value of stock options granted during 1997, 1998 and 1999 was $0.55, $0.18 and $4.24, respectively, on the dates of grant using the Black Scholes option pricing model with the following weighted-average assumptions: no expected dividend yield; risk-free interest rate of 4.5% in 1997, 1998 and 1999; volatility of 10% in 1997 and 1998 and 116% in 1999; and an expected life of 5 to 10 years.

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net loss applicable to common shares and net loss per share would have been as follows:

                                                               1997               1998                1999
                                                          --------------     --------------      ---------------
Net loss applicable to common shares:
  As reported                                            $     2,677,899     $     7,125,222     $    26,296,037
  Pro forma                                                    2,680,912           7,131,594          26,693,299

Loss per share - basic and diluted:
  As reported                                                      (0.37)              (0.99)              (2.21)
  Pro forma                                                        (0.37)              (0.99)              (2.24)
                                                         ===============     ===============      ==============

       Stock option activity during the periods indicated is as follows:

                                                                                Weighted-
                                                            Number               average             Number
                                                              of                 exercise           of shares
                                                            shares                price            exercisable
                                                         --------------       --------------      --------------
Balance at December 31, 1996                                    210,000     $           2.50                  --
  Granted                                                        12,000                 2.50
  Forfeited                                                    (154,000)               (2.50)
                                                         --------------
Balance at December 31, 1997                                     68,000                 2.50              14,000
  Granted                                                        73,668                 2.50
                                                         --------------
Balance at December 31, 1998                                    141,668                 2.50              33,750
  Granted                                                       758,454                 8.12
  Forfeited                                                     (32,251)               (6.78)
                                                         --------------
Balance at December 31, 1999                                    867,871                 7.25             395,005
                                                         ==============         ============        ============

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

       Summary information about the Company's stock options outstanding at December 31, 1999 is as follows:

                                                       Outstanding                                Exercisable
                                  ---------------------------------------------------    ----------------------------
                                                        Weighted
                                                        average            Weighted                         Weighted
                                      Number           remaining           Average           Number         average
Range of                                of            contractual          Exercise            of           exercise
exercise prices                       options          life - in            Price           options          price
                                                         years
------------------------------    -------------    ----------------    --------------    ------------    ------------
$   1 - 10                              562,871                 7.9            $ 2.82         368,755          $ 2.82
   10 - 20                              274,000                 9.7             14.01          26,250           14.00
   20 - 30                               31,000                 9.9             27.94              --              --
                                  -------------                                           -----------
                                        867,871                 8.6              7.25         395,005            3.56
                                  =============       =============     =============     ===========      ==========

     (c)  Stock Purchase Plan

          On September 24, 1999, the Company's board of directors adopted an employee stock purchase plan ("ESPP") that provides for the purchase by employees of a maximum of 300,000 shares of common stock. The ESPP was amended on October 14, 1999. Under the terms of the ESPP, as amended, all full-time employees, as defined by the ESPP, are entitled to invest between one and ten percent of his/her compensation for the purchase of shares of the Company's common stock beginning September 29, 1999 and each May 1 and November 1 from and after May 1, 2000, not to exceed $12,500 in value (determined as of the beginning of the period) in any one purchase period. Each purchase period is six months long, except that the first purchase period commenced on September 29, 1999, and a special purchase period commenced on October 14, 1999, and in each case ends on April 30, 2000. The purchase price of the stock, as specified by the ESPP, is equal to 90% of the fair value of the common stock. There were no shares purchased under the ESPP during 1999.

(9)  Commitments and Contingencies

     (a)  Leases

          The Company leases parking and office space under an operating lease with a related party that expires in December, 2003. The lease is renewable for two additional successive periods of five years each. Effective May 5, 1999 the lease was amended to provide for annual rentals of approximately $170,000 as a result of the expansion of space under lease. Rent expense under this lease was approximately $50,000, $66,000 and $147,000 in 1997, 1998 and 1999, respectively.

                               LOISLAW.COM, INC.

                         Notes to Financial Statements

                       December 31, 1997, 1998 and 1999

      (b)  Retirement Plan

           Effective January 1, 1999, the Company adopted a 401(k) plan which covers substantially all employees. Under the terms of the Plan, employees may contribute up to 15% of their annual compensation, subject to Internal Revenue Service limitations. The Company, at its discretion, may make matching contributions of employee deferrals. During 1999, no matching contributions were made by the Company.

      (c)  Other

           The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes these claims and pending litigation will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(10)  Liquidity

      During 1999, the Company had a net loss of approximately $22,950,000 and had negative cash flows from operations of approximately $16,700,000. Even though the Company has a history of losses and negative cash flow, the Company has been able to secure capital from private placements with venture capitalists and financial institution lenders and from a public offering of its common stock. Management believes that these sources of capital will continue to be available to the Company, if needed, for at least the remainder of the current year, given the market capitalization of its outstanding shares of common stock. Should the Company be unable to obtain the necessary capital to finance its operations, management may have to significantly reduce its sales and marketing activities and/or the production and/or maintenance of its databases.