Form 10-K405/A
period 1999-12-31
LOISLAW COM INC
filed 2000-05-01
CIK 1088820

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to        .

                        Commission file number 0-27463


                               Loislaw.com, Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Delaware                                   71-0655999
------------------------------------------  ------------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)


        105 North 28th Street
         Van Buren, Arkansas                               72956
------------------------------------------  ------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                (501) 471-5581
             (Registrant's telephone number, including area code)

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

   Yes   X    No
      ------    ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

     The following items of Loislaw.com, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 are hereby added or amended. Each amended item is set forth herein in its entirety, as amended. No exhibits are filed with this Amendment.



                                                                          Page
                                                                          ----
                                    PART I

Executive Officers of the Registrant......................................   2

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant............   3
----------
Item 11.    Executive Compensation........................................   4
----------
Item 12.    Security Ownership of Certain Beneficial Owners and Management   9
----------
Item 13.    Certain Relationships and Related Transactions................  11
----------

                                    PART I

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to each executive officer of the Company, including the name, age and position held for each individual. Biographical information for each of the executive officers of the Company, with the exception of Messrs. Parker and Beyland, follows the table. Biographical information for Messrs. Parker and Beyland is contained in
Item 10 below.

NAME                      AGE  POSITION
----                      ---  --------
Kyle D. Parker..........   43  Chief Executive Officer and Chairman of the Board
Mark O. Beyland.........   49  President, Chief Financial Officer and Director
Michael E. Romanies.....   37  Vice President of Marketing
Randell L. Sisemore.....   37  Vice President of Finance
Jay Scott Thompson......   42  Chief Technology Officer
Sam Sexton, III.........   42  General Counsel
Pamela G. Rogers........   39  Controller
Douglas W. Parker, Sr...   75  Secretary

     Michael E. Romanies joined Loislaw.com as Vice President of Marketing in July 1999. Mr. Romanies served as Vice President of Marketing and Sales at NETsilicon Inc., a hardware and software supplier, from August 1998 to June 1999. He also served as Vice President at Number Nine Visual Technology, a manufacturer and supplier of graphic chips and cards, from October 1996 to August 1998, and President of World Color Press New Media, a multimedia development company, from November 1995 to September 1996. In addition, he served as Vice President at Reed Technology and Information Services, Inc. from January 1987 to November 1995. Mr. Romanies holds a B.S. in Electrical Engineering from Wilkes University.

     Randell L. Sisemore joined Loislaw.com as Vice President of Finance in September 1999. Prior to joining Loislaw.com, Mr. Sisemore served as Treasurer of USA Truck, Inc., a publicly traded truckload motor carrier, from October 1993 to September 1999. Mr. Sisemore holds a B.S.B.A. in accounting from the University of Arkansas and is a certified public accountant.

     Jay Scott Thompson joined Loislaw.com in April 1992 as Assistant MIS Director. Mr. Thompson served as Director of Information Systems from February 1995 to November 1998. Mr. Thompson became Chief Technology Officer in December 1998. Mr. Thompson has over 15 years of experience in the electronics industry.

     Sam Sexton, III joined Loislaw.com as General Counsel in January 2000.
Mr. Sexton was engaged in the private practice of law from 1987 to 1996. From 1996 to 1999, he served as General Counsel to Consolidated Eco-Systems, Inc., an environmental remediation and consulting company. Mr. Sexton holds a B.A. with High Honors and J.D. with High Honors from the University of Arkansas and is a licensed attorney.

     Pamela G. Rogers joined Loislaw.com as Controller in October 1997. Prior to joining Loislaw.com, Ms. Rogers served as Controller for Stapleton Corporation, a manufacturing company, from March 1997 to October 1997. Ms. Rogers also served as Controller for Exsorbet Administration, Inc., an environmental remediation company, from January 1996 to February 1997, Controller for Consolidated Environmental Services, Inc., an environmental consulting company, from January 1995 to January 1996 and Vice President of Client Services for LSI Financial Group, a loan and lease servicing company, from June 1991 to October 1994. Ms. Rogers holds a B.A. in Accounting from the University of Central Arkansas and is a certified public accountant.

     Douglas W. Parker, Sr. has served as Secretary of Loislaw.com since October 1987. He served as a director and Treasurer of Loislaw.com from October 1987 to June 1999. Mr. Parker practiced law at the Parker Law Firm for over 36 years. Mr. Parker is the father of Kyle D. Parker. Mr. Parker holds a B.S. from the University of Arkansas and an L.L.B. from LaSalle University.

     Except for the relationship between Kyle D. Parker and Douglas W. Parker, Sr., there are no family relationships between any director or executive officer and any other director or executive officer.

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The following table sets forth certain information with respect to each current director of the Company, including the name, age and term of office as a director for each individual.

                                DIRECTOR
    NAME                   AGE   SINCE        POSITION
    ----                   ---  --------      --------
Kyle D. Parker (1).......   43      1987  Chief Executive Officer and Chairman of the Board
Mark O. Beyland (2)......   49      1999  President, Chief Financial Officer and Director
Robert C. Ammerman (1)...   46      1997  Director
D. Randy Laney (2).......   45      1999  Director
Hannah C. Stone* (1)(2)..   34      1999  Director
-----------------

* Current nominee for re-election as a director at the 2000 annual meeting of stockholders.
(1)  Member of the compensation committee
(2)  Member of the audit committee

     Kyle D. Parker founded Loislaw.com in 1987 and has served as Chief Executive Officer and Chairman of the Board since that time. Mr. Parker also served as President of Loislaw.com from 1987 to May 1999. Since 1985 Mr. Parker has been a partner in the Parker Law Firm in Fort Smith, Arkansas. Mr. Parker served on the Legal Automation Committee of the Arkansas Bar Association and the American Association of Law Librarian's Task Force on Citation Formats. Mr. Parker holds a J.D., with highest honors, from Franklin Pierce Law Center and a B.A., cum laude, from Arkansas Tech University. Mr. Parker is the son of Douglas
W. Parker, Sr.

     Mark O. Beyland joined Loislaw.com as President, Chief Financial Officer and a director in May 1999. Mr. Beyland served as President and Chief Executive Officer of Reed Technology and Information Services, Inc., a subsidiary of Reed-Elsevier, from September 1993 to March 1998. Mr. Beyland holds a B.S. in Business from Ohio State University and an M.B.A. from the University of Dayton.

     Robert C. Ammerman has served as a director of Loislaw.com since November 1997. Since 1987 Mr. Ammerman has served as Treasurer of Capital Resource Management, Inc., a private capital investment firm, and as general partner of several private capital funds affiliated with Capital Resource Management. Mr. Ammerman holds a B.A. and an M.S. from Carnegie Mellon University.

     D. Randy Laney has served as a director of Loislaw.com since June 1999. Since October 1998 Mr. Laney has served as Chief Executive Officer, President and Chairman of BAV Software, Inc., a web-enabled supply chain software development company. From August 1995 to October 1998, Mr. Laney served as a partner of Bentonville Associates Ventures, LLC, a financial and business consulting company. Mr. Laney was employed by Wal-Mart Corporation from 1970 to 1993 and served as Vice President of Finance and Treasurer for a portion of that time. He holds a B.S. and a J.D. from the University of Arkansas.

     Hannah C. Stone has served as a director of Loislaw.com since June 1999. In 1993, Ms. Stone joined Sandler Capital Management, a private capital investment firm, and she is a general partner of various partnerships associated with Sandler Capital Management. She holds a B.A. from Stanford University and an M.B.A. from Harvard Business School. She is also a director of Millbrook Press.

     Under an Amended and Restated Stockholders' Agreement dated as of May 25, 1999, as long as each of (a) Capital Resource Lenders III, L.P. and (b) Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV, FTE, L.P., collectively, hold at least 10% of the outstanding shares of the Company's Common Stock, persons who were stockholders on that date have agreed to vote their shares to elect one representative of Capital Resource Lenders III, L.P. and one representative of the Sandler parties to the Board of Directors. Ms. Stone was selected as a director of Loislaw.com in connection with this agreement. Mr. Ammerman will continue as a director pursuant to this agreement. For more information regarding the Amended and Restated Stockholders Agreement, see "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation."

Executive Officers

     For information regarding the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Annual Report, which is incorporated in this Item 10 by reference.

Section 16(a) Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Commission. Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons, the Company believes that during fiscal 1999 all filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with.


                        ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to annual and long-term compensation paid or awarded to the Company's CEO and each of the other executive officers of the Company who met the minimum compensation threshold of $100,000 for inclusion in the table for or with respect to the last two fiscal years.

                           Summary Compensation Table




                                                                                                               Long-Term
                                                                                                             Compensation
                                                                                                                Awards
                                                                         Annual Compensation               -----------------
                                                             -------------------------------------------      Securities
                                                                                        Other Annual          Underlying
       Name and Principal Position                    Year   Salary ($)    Bonus ($)    Compensation ($)    Options/SARs (#)
       ---------------------------                   ------  -----------   ---------   -----------------   -----------------
Kyle D. Parker, Chief Executive Officer............    1999      197,453      50,000                --                    --
                                                       1998      153,905          --                --                    --
Mark O. Beyland, President and Chief Financial
 Officer(1)........................................    1999      112,689      37,500            94,085(2)            340,287
                                                       1998           --          --                --
W. Clark Wigley, Vice President of Business
 Development(3)....................................    1999      144,000          --             6,000(4)                 --
                                                       1998      144,000          --             6,000(4)                 --

(1)  Mr. Beyland joined the company in May 1999.
(2) Consists of relocation expenses paid on behalf of Mr. Beyland in connection with his hiring.
(3) Mr. Wigley resigned from his position as an officer of the Company effective April 27, 2000.
(4)  Consists of a car allowance of $500 per month.

     The following table sets forth certain information with respect to all options granted to the named executive officers during 1999.

                     Option/SAR Grants in Last Fiscal Year

                                                                                              Potential Realizable Value at
                                                                                              Assumed Annual Rates of Stock
                                                                                              Price Appreciation for Option
                                                 Individual Grants                                       Term(1)
                                  -------------------------------------------------------  -----------------------------------
                                                    Percent of
                                   Number of          Total
                                   Securities      Options/SARs     Exercise
                                   Underlying       Granted to      or Base
                                  Options/SARs     Employees in      Price     Expiration        5%                10%
Name                               Granted(#)       Fiscal Year      ($/Sh)      Date          -------          ---------
----                              ------------     -------------   ----------  ----------        ($)               ($)
Kyle D. Parker, Chief Executive
 Officer........................           -0-               -0-
Mark O. Beyland, President and
 Chief Financial Officer........       441,454(2)          61.87%       $2.91     5/25/09      807,898          2,047,371
W. Clark Wigley, Vice President
 of Business Development........           -0-               -0-

------------------------------------
(1) Represents the hypothetical appreciation in value of the underlying shares over ten years (the term of the option) at the assumed annual rates of appreciation of 5% and 10%.
(2) These nonqualified stock options were granted to Mr. Beyland on May 25, 1999 and vested with respect to 220,727 shares on the date of grant and the remaining 220,727 shares vest in equal monthly installments over the following 24 months. The exercise price is equal to the fair market value of the Common Stock on the grant date.

           Aggregated Option/SAR Exercises FY-End Option/SAR Values



                                                     Number of Securities         Value of Unexercised
                                                    Underlying Unexercised      In-The-Money Options/SARs
                                                    Options/SARs at FY-End(#)        at FY-End ($)
                      Name                         Exercisable/Unexercisable  Exercisable/Unexercisable(1)
                      ----                         -------------------------  ----------------------------
Kyle D. Parker, Chief Executive Officer..........              -0-                         -0-
Mark O. Beyland, President and Chief Financial
 Officer.........................................        285,106/156,348           10,325,114/5,662,143
W. Clark Wigley, Vice President of Business
 Development.....................................              -0-                         -0-

---------------------------------
(1) Market value of the Common Stock at December 31, 1999 ($39.125) less the option exercise price, multiplied by the number of shares.

     None of the named executive officers exercised any options during 1999.

Equity Plans

     The Company has reserved 1,500,000 shares of Common Stock for issuance upon the exercise of incentive or nonqualified options granted under its 1996 Stock Option Plan, as amended (the "1996 Plan"). The Board has approved an amendment to the 1996 Plan to increase the total number of shares that may be issued thereunder to 2,500,000, subject to approval by the stockholders at the 2000 annual meeting of stockholders. Options may be granted under the 1996 Plan to employees, which may include executive officers, and to consultants, which may include directors. The Company has reserved 300,000 shares of Common Stock for issuance under a payroll-deduction Employee Stock Purchase Plan adopted in September 1999, as amended. The Company has also reserved 320,000 shares of Common Stock for issuance upon the exercise of options granted under the Nonqualified Stock Option Plan for Nonemployee Directors, subject to approval of that plan by the stockholders at the 2000 annual meeting. See "Compensation of Directors."

Compensation of Directors

     The Company pays each nonemployee director an annual fee of $10,000 and reimburses each director for reasonable expenses incurred in attending Board meetings. In addition, directors who are not officers or employees of Loislaw.com are eligible to receive options under the Company's Nonqualified Stock Option Plan for Nonemployee Directors (the "Directors' Plan").

     The Board of Directors adopted the Directors' Plan on July 22, 1999. This plan provides for the issuance of a maximum of 320,000 shares of Common Stock. The Company expects to submit the Directors' Plan to the stockholders of the Company for approval at the 2000 annual meeting.

  The Directors' Plan is administered by a committee of employee directors. In July 1999, the committee approved a grant of options to each of the three nonemployee directors of the Company to purchase 40,000 shares of the Company's common stock at an exercise price equal to the initial public offering price of the common stock on September 29, 1999. Subject to the director's continued membership on the Board and the approval of the plan by stockholders of the Company, each option will vest in annual increments of 25% beginning one year from the date of grant. Directors, including new members elected to the Board of Directors in the future, may be granted options at the discretion of the committee of the Board administering the plan. All options granted to nonemployee directors will be nonstatutory options with an exercise price equal to 100% of the fair market value of common stock on the date of grant.

Employment Agreements

     The Company has entered into the following employment agreements with the Company's Chairman and Chief Executive Officer and the Company's President and Chief Financial Officer:

                                                  Base
       Officer                  Term             Salary                Position
---------------------  ----------------------  ----------  -------------------------------------
Kyle D. Parker.......     June 1999-June 2002    $225,000  Chairman and Chief Executive Officer
Mark O. Beyland......     June 1999-June 2002    $175,000  President and Chief Financial Officer

     The employment agreements of Messrs. Parker and Beyland entitle each of them to participate in any bonus or employee benefit plans or arrangements from time to time in effect. If the Company terminates the employment of Mr. Parker or Mr. Beyland without "'cause," as defined in the agreements, Mr. Parker or Mr. Beyland will be entitled to receive payments equal to one year's annual salary. If the termination of their employment is in connection with a change of control of Loislaw.com, Mr. Parker and Mr. Beyland each will be entitled to receive a lump-sum payment equal to two times his annual salary plus bonuses and continuing coverage under the Company's medical plan for one year. Under the employment agreements, Messrs. Parker and Beyland each agree not to engage, directly or indirectly, in activities in competition with Loislaw.com either as an employee, employer, consultant, agent, principal, partner, stockholder, corporate officer, director, or in any other capacity during the term of the employment agreement and for 12 months after termination of his employment, if the termination occurs during the term of the agreement.

401(k) Plan

     The Company has established a tax-qualified employee savings and retirement plan. Employees must complete 12 months of service before they are eligible to participate. Employees may contribute a percentage of their pre-tax compensation and the Company may, in the Company's discretion from year-to-year, make matching and profit sharing contributions to the retirement plan. Amounts contributed by the Company vest over six years. This plan does not provide for the investment of any funds in Common Stock or other securities of the Company.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is comprised of Messrs. Parker and Ammerman and Ms. Stone. Mr. Parker is an executive officer of Loislaw.com. Ms. Melissa A. Parker, Mr. Parker's sister-in-law, loaned Loislaw.com $4,000,000, which was subsequently converted into Series B redeemable preferred stock. The Company redeemed the Series B preferred stock held by Ms. Parker for $5.0 million on October 5, 1999.

     Three of the Company's Board members are affiliated with the Company's
significant stockholders.   The persons named below are members of the Company's
Board of Directors and Compensation Committee and are also affiliated with certain of the Company's stockholders.


  Name of Board Member              Entity with Whom Board Member is Affiliated               Relationship
-------------------------           -------------------------------------------           --------------------
Robert C. Ammerman         Capital Resource Partners III, LLC, the general partner of     Managing Member
                           Capital Resource Lenders III, L.P.
                           CRP Investment Partners III, LLC                               Managing Member

Hannah C. Stone            Sandler Capital Management, an affiliate of Sandler Capital    Managing Director
                           Partners IV, L.P. and Sandler Capital Partners IV, FTE, L.P.

Kyle D. Parker             Douglas W. Parker, Sr.                                         Son
                           Melissa A. Parker                                              Brother-in-Law

     The other three managing members of Capital Resource Partners with whom Mr. Ammerman shares voting and dispositive power with respect to shares held by Capital Resource Lenders are Mr. Fred C. Danforth, Mr. Stephen M. Jenks and Mr. Alexander S. McGrath. Messrs. Danforth, Jenks and McGrath are also the only other managing members of CRP Investment Partners. Investment decisions are determined by a majority vote.

     The persons who share voting and dispositive power with respect to the shares held by Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV, FTE, L.P. are Mr. Harvey Sandler, Mr. John Kornreich and Mr. Michael Marocco.

     Series A convertible preferred stock.   On November 24, 1997, the Company
entered into a Senior Subordinated Note and Securities Purchase Agreement with Capital Resource Lenders III, L.P. Under the terms of this agreement, the Company sold $3.0 million of Series A convertible preferred stock and issued a warrant for the right to purchase 1,944,586 shares of Loislaw.com Common Stock at $0.005 per share to Capital Resource Lenders III, L.P. In connection with this sale, the Company entered into a Stockholders' Agreement and a Registration Rights Agreement. Both of these agreements were amended and restated on May 25, 1999 and are described below.

     Series C convertible preferred stock.   On May 25, 1999, the Company sold
2,495,697 shares of Series C convertible preferred stock to a limited number of investors for a total of $14.5 million. The names of the investors and the number of shares purchased by them for $5.81 per share are set forth below:

                                                            Number of
Name of Investor                                             Shares
----------------                                            ---------
Capital Resource Lenders III, L.P. ..................         857,509
Sandler Capital Partners IV, L.P. ...................         793,680
Sandler Capital Partners IV, FTE, L.P. ..............         325,080
Mark O. Beyland......................................         129,088
Exeter Capital Partners IV, L.P. ....................         390,340

     Capital Resource Lenders III, L.P. is one of the holders of the Company's Series A convertible preferred stock, and it purchased its portion of the Series C convertible preferred stock by converting notes issued to it by the Company with a total outstanding principal balance of $5 million. Capital Resource Lenders III and its affiliate, CRP Investment Partners III, also have guaranteed a portion of the Company's lines of credit with the Company's bank. Mark O. Beyland is the Company's President and Chief Financial Officer.

     Amended and Restated Registration Rights Agreement.   On May 25, 1999, the
Company entered into an Amended and Restated Registration Rights Agreement with the Company's stockholders. This agreement gives Capital Resource Lenders III, L.P., CRP Investment Partners III, LLC, Mark O. Beyland, Sandler Capital Partners IV, L.P., Sandler Capital Partners IV, FTE, L.P., Exeter Capital Partners IV, L.P. and Rowland T. Moriarty the right to require the Company to use its best efforts to register under the Securities Act all or any part of the shares of the Company's Common Stock that they own. This right is subject to limitations and conditions, including that the Company will not be required to effect a registration:

  . more than one time for the former holders of the Series A convertible preferred stock;

  . more than one time for the former holders of the Series C convertible preferred stock; and

  . if the reasonably anticipated total price of the offering to the public will not exceed $5 million.

     Additionally, if the Company proposes to register Common Stock under the Securities Act, the above stockholders as well as Charles J. Lindsay, George P. Lindsay, Charles M. Dubroff, Nester J. Olivier and Dublind Partners, Inc., or their assignees, may have the right to request the inclusion of their shares of Common Stock in the registration.

     Finally, all former holders of Series A convertible preferred stock and Series C convertible preferred stock have the right to request any number of registrations on Form S-3, subject to limitations and conditions, including that the reasonably anticipated total price to the public must exceed $500,000.

     The Company has agreed to pay the expenses of the registrations described above. These costs include filing fees, printing expenses, and up to $10,000 in fees of legal counsel for the selling stockholders. The selling stockholders would pay any underwriting discounts and commissions associated with the sale of their securities.

     The Company has agreed that in the event of any registration of securities under the Amended and Restated Registration Rights Agreement, the Company will indemnify the selling stockholders against Securities Act liabilities incurred in connection with the registration.

     Subject to some limitations and conditions, the registration rights held by these stockholders may be transferred with their securities.

     Rowland T. Moriarty is a holder of Common Stock, which he acquired upon conversion of Series A convertible preferred stock, a warrant holder and, on occasion, a marketing consultant to the Company. He also has guaranteed a portion of the Company's lines of credit with the Company's bank.

     Amended and Restated Stockholders' Agreement.   On May 25, 1999, the
Company and its existing stockholders entered into an Amended and Restated Stockholders' Agreement. This agreement provides that the existing stockholders will vote their shares to elect to the Board of Directors of Loislaw.com one person designated by each of (a) Capital Resource Lenders III, L.P. and (b) Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV, FTE, L.P., collectively, so long as they each hold at least 10% of the Company's outstanding shares of Common Stock. In addition, these stockholders, as well as the Parker Trust, Kyle D. Parker, Douglas W. Parker, Sr., and Melissa A. Parker, have co-sale rights entitling them to include shares of their stock in the following sales:

  . the sale by any party to the stockholders' agreement of a control block of securities of Loislaw.com; or

  . the sale of securities of Loislaw.com by any party to the stockholders' agreement to a designated competitor of Loislaw.com.

     The existence of this co-sale right could allow these stockholders to sell their shares of stock at a premium over the fair market value of the Common Stock and could transfer control of Loislaw.com.

     Stockholders that are parties to this agreement may not sell their securities of Loislaw.com in a control block sale or a private sale to a designated competitor except in compliance with the co-sale right.

     Loans from the Company's stockholders. The Company has borrowed money from Capital Resource Lenders III, L.P., CRP Investment Partners III, LLC and Rowland
T. Moriarty and has executed several senior subordinated notes, which as of September 30, 1999 had a combined outstanding principal balance of $9,989,434. These notes accrued interest at a rate of 12.5% per annum and were due on November 30, 2003. The Company repaid these notes in full on October 5, 1999 with a portion of the proceeds of its initial public offering.

     The following table sets forth certain information regarding these notes.

                            1999 Subordinated Debt



                                                                     Total Interest
                                                        Amount          Paid and
                                                       Borrowed     Principal Repaid    Amount Owed at
Stockholder                                           During 1999     During 1999       October 5, 1999
-----------                                           -----------  ------------------  ----------------
Capital Resource Lenders III, L.P...................   $1,966,924         $10,759,139       $10,155,474
CRP Investment Partners III, LLC....................        2,308              12,624            11,928
Rowland Moriarty....................................       30,768             168,315           159,034

     On February 9, 1999, the Company granted Capital Resource Lenders III, CRP Investment Partners III and Rowland Moriarty warrants to purchase a total of 204,182 shares of the Company's Common Stock in connection with a limited guaranty of the Company's credit agreement with Fleet National Bank provided by these parties. The amount the Company repaid to Capital Resource Lenders III on May 19, 1999 includes a $10,566 reduction of principal in connection with the exercise of warrants.

                             1999 Convertible Debt



                                                            Amount Converted into Shares
                                                Amount        of Series C Convertible      Amount of Interest
                                               Borrowed           Preferred Stock            Paid on May 25,
Stockholder                                  During 1999            During 1999                   1999
-----------                                  ------------   -----------------------------  -------------------
Capital Resource Lenders III, L.P. ......      $5,000,000                      $4,982,127              $89,931

     On May 25, 1999, the notes described in the table above were converted into 857,509 shares of Series C convertible preferred stock, which were in turn converted into 1,715,018 shares of Common Stock on October 5, 1999.

     Lease with the Parker Law Firm.   The Company leases the Company's
principal executive office and operations facility in Van Buren, Arkansas from the Parker Law Firm, of which Douglas W. Parker, Sr. and Kyle D. Parker are partners. The lease provides for a five-year term expiring in May 2004 with two five-year renewals at the option of Loislaw.com. Monthly payments under the lease were increased to $14,100 in May 1999 as a result of expansion of space under the lease. During 1999, the Company paid $102,797 under this lease.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of April 28, 2000, with respect to the shares of the Company's Common Stock beneficially owned (i) by each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each director, nominee for election as a director and each executive officer named in the Summary Compensation Table, and
(iii) by all current directors and executive officers of the Company as a group.

     The number of shares beneficially owned includes shares of Common Stock with respect to which the persons named below have either investment or voting power. A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of an option or through the conversion of another security. Except as noted, each beneficial owner has sole investment and voting power with respect to the Common Stock.

     Common Stock not outstanding that is subject to options or conversion privileges is deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by the person holding such options or conversion privileges, but is not deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by any other person.


                                                        NUMBER OF SHARES
                                                        OF COMMON STOCK    PERCENT
     NAME                                              BENEFICIALLY OWNED  OF CLASS
     ----                                              ------------------  --------
Kyle D. Parker (1)                                              3,399,200      16.2%
W. Clark Wigley (2)                                               280,000       1.3
Mark O. Beyland (3)                                               598,463       2.8
Robert C. Ammerman (4)(5)                                       5,704,169      27.2
Hannah C. Stone (5)(6)                                          2,277,520      10.8
D. Randy Laney (5)                                                 40,000       0.2
Capital Resource Lenders III, L.P. (4)                          5,664,169      27.0
Sandler Capital Partners IV, L.P. (6)                           2,237,520      10.7
Sandler Capital Partners IV, FTE, L.P. (6)                      2,237,520      10.7
Douglas W. Parker, Sr. (7)                                      1,479,600       7.1
Melissa A. Parker (8)                                           1,559,600       7.4
All directors and executive officers as a group (9)            13,550,702      63.1
  (12 persons)

-----------------------
(1) Consists of 1,119,200 shares held of record by Kyle D. Parker, 2,000,000 shares held by a limited partnership in which an entity owned by him is the sole general partner and 280,000 shares held by the Parker Trust, of which he is the trustee. Under the terms of the trust, Mr. Parker has sole voting power of all of the shares held of record by the trustee. W. Clark Wigley has been granted an option by the trust to purchase 280,000 shares.
(2) Consists of an option to purchase 280,000 shares of Common Stock from the Parker Trust that is fully vested.
(3) Includes 340,287 shares subject to options held by Mr. Beyland that are presently exercisable or will be exercisable within 60 days.
(4) Consists of 5,659,542 shares of Common Stock held of record by Capital Resource Lenders III, L.P., and 4,627 shares of Common Stock held of record by CRP Investment Partners III, LLC. Mr. Ammerman is a managing member of Capital Resource Partners III, LLC, which is the general partner of Capital Resource Lenders III, L.P. Capital Resource Partners III, LLC has sole voting and investment power with respect to the shares held of record by Capital Resource Lenders III, L.P. Mr. Ammerman is also a managing member of CRP Investment Partners III, LLC. Mr. Ammerman shares with three other managing members the voting and investment power with respect to the shares beneficially owned by CRP Investment Partners III, LLC. Mr. Ammerman disclaims beneficial ownership of all shares owned by these entities, except to the extent of his pecuniary interest in those shares. The address for Mr. Ammerman, Capital Resource Lenders III, L.P. and CRP Investment Partners III, LLC is 85 Merrimac Street, Suite 200, Boston, Massachusetts 02114.
(5) Includes an option to purchase 40,000 shares pursuant to the Directors' Plan, subject to approval of that plan by the stockholders at the 2000 annual meeting.
(6) Consists of 1,587,360 shares of Common Stock held of record by Sandler Capital Partners IV, L.P. and 650,160 shares of Common Stock held of record by Sandler Capital Partners IV, FTE, L.P. Ms. Stone is a Managing Director of Sandler Capital Management, a general partnership, which is the general partner of Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV, FTE, L.P. Ms. Stone shares voting and investment power with respect to the shares held of record by Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV, FTE, L.P. with several other managing directors. Ms. Stone disclaims beneficial ownership of these shares, except to the extent of her pecuniary interest therein. The address for Ms. Stone, Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV, FTE, L.P. is 767 Fifth Avenue, 45th Floor, New York, New York 10153.
(7) Consists of 479,600 shares held of record by Douglas W. Parker, Sr. and 1,000,000 shares held by a limited partnership in which an entity owned by him is the sole general partner.
(8) Consists of 559,600 shares held of record by Ms. Parker and 1,000,000 shares held of record by a limited partnership in which an entity owned by her is the sole general partner.
(9) Includes options to purchase an aggregate of 499,037 shares that are presently exercisable or will be exercisable within 60 days.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company sold Series A convertible preferred stock to Capital Resource
Lenders III, L.P.   For information relating to the sale of Series A convertible preferred stock, see "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation," which is incorporated in this Item 13 by reference.

     The Company redeemed shares of Series B redeemable preferred stock.   On
November 1, 1995, the Company borrowed $2.0 million from Melissa A. Parker, sister-in-law of Kyle D. Parker and daughter-in-law of Douglas W. Parker, Sr. Further, the Company borrowed additional funds from Ms. Parker and as of June 30, 1997 the outstanding principal balance borrowed was $4.0 million. In November 1997, the $4.0 million loan plus accrued interest in the amount of $395,891 was converted into 439,589 shares of Series B redeemable preferred stock. These shares earned dividends at a rate of 7.735% per year and dividends were paid as and when declared by the Board. Upon the completion of the Company's initial public offering on October 5, 1999, the Company redeemed these shares of Series B redeemable preferred stock for $5.0 million.

     In May 1999, the Company sold shares of Series C convertible preferred stock and Common Stock to a limited number of investors. For more information relating to the sale of Series C convertible preferred see "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation," which is incorporated in this Item 13 by reference.

     The Company entered into a registration rights agreement that requires the Company to register shares held by the Company's existing stockholders for
resale.   For information relating to the terms of this Amended and Restated
Registration Rights Agreement see "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation," which is incorporated in this
Item 13 by reference.

     The Company entered into a stockholders agreement that grants special rights to the Company's existing stockholders. For information relating to the terms of the Amended and Restated Stockholders' Agreement see "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation," which is incorporated in this Item 13 by reference.

     The Company has borrowed money from some of the Company's stockholders. For information relating to the Company's loans from stockholders see "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation," which is incorporated in this Item 13 by reference.

     Three of the Company's Board members are affiliated with the Company's
significant stockholders.   For information relating to the Company's Board
members' affiliations with the Company's stockholders see "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation," which is incorporated in this Item 13 by reference.

     The Company leases its offices from the Parker Law Firm.   For information
relating to the Company's lease see "Item 11. Executive Compensation-- Compensation Committee Interlocks and Insider Participation," which is incorporated in this Item 13 by reference.

     All future transactions will be approved by a majority of the Company's
disinterested directors.   All future transactions, including loans, between the
Company and the Company's officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the disinterested directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 1, 2000                       LOISLAW.COM, INC.
      --------------




                                          By:    /s/ MARK O. BEYLAND
                                             -----------------------------------
                                             Mark O. Beyland, President
                                             and Chief Financial Officer