Form 10-Q
period 2000-03-31
LOISLAW COM INC
filed 2000-05-15
CIK 1088820

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________.

                        Commission file number 0-27463

                               Loislaw.com, Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               Delaware                                   71-0655999
----------------------------------------     -----------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

          105 North 28th Street
          Van Buren, Arkansas                                72956
----------------------------------------     -----------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (501) 471-5581
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code

                                Not applicable
--------------------------------------------------------------------------------
  Former name, address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  20,970,586 shares of common stock, $.001 par value, were outstanding on May 4, 2000.

                                     INDEX

                               LOISLAW.COM, INC.

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements                                              Page
-------                                                                     ----

             Condensed Balance Sheets -- March 31, 2000 (unaudited) and
             December 31, 1999                                               3

             Unaudited Condensed Statements of Operations - Three
             months ended March 31, 2000 and 1999                            4

             Unaudited Condensed Statements of Cash Flows -- Three
             months ended March 31, 2000 and 1999                            5

             Notes to Unaudited Condensed Financial Statements --
             March 31, 2000                                                  6

Item 2.   Management's Discussion and Analysis of Financial Condition
-------   and Results of Operations                                          7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        13
-------

PART II.  OTHER INFORMATION
---------------------------

Item 5.   Other Information                                                 14
-------

Item 6.   Exhibits and Reports on Form 8-K                                  14
-------

PART I.         FINANCIAL INFORMATION

Item 1.   Financial Statements
-------

                               LOISLAW.COM, INC.
                           CONDENSED BALANCE SHEETS


                                                                        March 31,                    December 31,
                                                                           2000                         1999
                                                                  -----------------------     -------------------------
ASSETS                                                                 (unaudited)                    (see note)
Current assets:
 Cash and cash equivalents                                                   $ 13,386,070                  $ 19,286,007
 Accounts receivable, net                                                       4,625,754                     4,052,088
 Prepaid commissions                                                            1,462,549                     1,454,797
 Prepaid software license                                                         301,636                       296,125
 Other current assets                                                             649,270                       650,843
                                                                  -----------------------     -------------------------
  Total current assets                                                         20,425,279                    25,739,860

 Databases, net                                                                17,852,116                    16,585,088
 Property and equipment, net                                                    4,038,055                     3,803,122
 Other assets                                                                     371,882                       444,985
                                                                  -----------------------     -------------------------
  Total assets                                                               $ 42,687,332                  $ 46,573,055
                                                                  =======================     =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt                                      $     13,323                  $     13,060
 Accounts payable                                                               3,161,745                     2,580,284
 Deferred revenues                                                              6,296,678                     6,003,521
 Accrued expenses                                                               1,648,323                     1,716,435
                                                                  -----------------------     -------------------------
  Total current liabilities                                                    11,120,069                    10,313,300

Deferred revenues                                                                 166,801                       222,504
Long-term debt, excluding current installments                                      5,974                         9,405
                                                                  -----------------------     -------------------------
  Total liabilities                                                            11,292,844                    10,545,209
                                                                  -----------------------     -------------------------

Stockholders' equity :
 Common stock, $.001 par value.  50,000,000 shares authorized;
  20,980,586 shares issued at March 31, 2000 and
  20,952,003 shares issued at December 31, 1999                                    20,980                        20,952
 Additional paid-in capital                                                    73,919,285                    73,847,856
 Accumulated deficit                                                          (42,529,677)                  (37,824,862)
 Treasury stock, at cost, 10,000 shares                                           (16,100)                      (16,100)
                                                                  -----------------------     -------------------------
  Total stockholders' equity                                                   31,394,488                    36,027,846
                                                                  -----------------------     -------------------------
  Total liabilities and stockholders' equity                                 $ 42,687,332                  $ 46,573,055
                                                                  =======================     =========================

Note:   The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

See notes to unaudited condensed financial statements.

                               LOISLAW.COM, INC.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                             Three Months Ended
                                                                  March 31,
                                              -------------------------------------------------
                                                       2000                        1999
                                              ------------------------    ---------------------
Revenues:
Subscriptions                                              $ 2,845,028              $ 1,310,881
                                              ------------------------    ---------------------
Total revenues                                               2,845,028                1,310,881

Operating expenses:
Database costs                                               1,890,734                1,134,999
Selling and marketing                                        4,081,963                1,740,000
General and administrative                                   1,697,819                  772,146
Product development                                            113,609                  215,211
                                              ------------------------    ---------------------
Total operating expenses                                     7,784,125                3,862,356

                                              ------------------------    ---------------------
Loss from operations                                        (4,939,097)              (2,551,475)

Other income (expense):
Interest income                                                234,708                    6,343
Interest expense                                                  (428)                (600,051)
Other, net                                                           -                    1,502
                                              ------------------------    ---------------------
Total other income (expense)                                   234,280                 (592,206)

                                              ------------------------    ---------------------
Net loss                                                    (4,704,817)              (3,143,681)

Accrued preferred stock dividends and
accretion on redeemable preferred
stock and common warrants                                            -                  205,731
                                              ------------------------    ---------------------
Net loss applicable to common stock                        $(4,704,817)             $(3,349,412)
                                              ========================    =====================

Net loss per share - basic and diluted                         $(0.22)                   $(0.42)
                                              ========================    =====================

Weighted average common shares
outstanding - basic and diluted                             20,963,048                7,900,692
                                              ========================    =====================

See notes to unaudited condensed financial statements.

                               LOISLAW.COM, INC.
                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Three Months Ended
                                                                                    March 31,
                                                             --------------------------------------------------
                                                                       2000                        1999
                                                             -------------------------    ---------------------
Operating activities:
Net loss                                                                   $(4,704,817)             $(3,143,681)
Adjustments to reconcile net loss to net cash used by
 operating activities:
 Depreciation and amortization                                                 803,041                  610,449
 Changes in operating assets and liabilities:
  Receivables                                                                 (573,666)                 293,829
  Prepaid expenses and other current assets                                    (11,690)                (570,127)
  Accounts payable                                                             581,461                1,101,678
  Accrued expenses                                                             (68,112)                 356,520
  Deferred revenue                                                             237,454                  585,687
                                                             -------------------------    ---------------------
   Net cash used by operating activities                                    (3,736,329)                (765,645)

Investing activities:
Database production expenditures                                            (1,905,265)              (3,394,903)
Purchase of property and equipment                                            (399,735)                (860,432)
Increase in other assets                                                        73,103                 (375,107)
                                                             -------------------------    ---------------------
   Net cash used by investing activities                                    (2,231,897)              (4,630,442)

Financing activities:
Proceeds from notes payable                                                          -                5,320,000
Proceeds from sale of common stock                                              71,457                        -
Repayment of capital lease obligations                                          (3,168)                  (2,925)
                                                             -------------------------    ---------------------
   Net cash provided by financing activities                                    68,289                5,317,075

Decrease in cash and cash equivalents                                       (5,899,937)                 (79,012)
Cash and cash equivalents at beginning of period                            19,286,007                   99,043
                                                             -------------------------    ---------------------
Cash and cash equivalents at end of period                                 $13,386,070              $    20,031
                                                             =========================    =====================


Supplemental cash flow information:
Cash paid for interest                                                     $       428              $   111,340
Noncash investing and financing transactions:
  Accrued Series B redeemable preferred stock dividends                              -              $    85,005
  Accretion on redeemable equity securities                                          -              $   139,678
  Issuance of warrants                                                               -              $   408,364


See notes to unaudited condensed financial statements.

                               LOISLAW.COM, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-K of Loislaw.com, Inc. (the "Company" or "Loislaw.com") for the year ended December 31, 1999.

                                   FORM 10-Q

                               LOISLAW.COM, INC.

Item 2.  Management's Discussion and Analysis of Financial
-------  Condition and Results of Operations

Overview

     Loislaw.com provides comprehensive, affordable and easy-to-use legal and related information to lawyers and law firms over the Internet and on compact disc. We offer more than 1,850 databases that we estimate to contain over 8.8 million documents. These databases consist of federal and state law, continuing legal education materials and other legal information. As of March 31, 2000, our databases included state court decisions, statutes, acts, and regulations of all 50 states and the District of Columbia, federal statutes, the Code of Federal Regulations, and court decisions for the U.S. Supreme Court and all 13 U.S. Circuit Courts of Appeal. During 2000, we will continue to expand our product offerings and expect to add a number of databases, including selected U.S. District Court Reports, Bankruptcy Opinions, a Tax product consisting of opinions of the United States Tax Court and IRS Cumulative Bulletins, and a product consisting of SEC Decisions and Reports.

     We generate revenues primarily from the sale of web-based products and compact disc products for fixed annual subscription fees. The list price for unlimited Internet access to substantially all federal and state law databases that we offer is currently $139 per seat per month. During 1999, we offered another multi-jurisdiction product offering fewer databases for $98 per month. The list price for unlimited Internet access to substantially all state law for a single state currently varies from state to state from $39 to $49 per seat per month ($39 to $69 during 1999). We do not charge any additional fees for multiple permitted users of a seat but only one simultaneous access per seat is allowed. Our pricing strategy with respect to our web-based products may change as a result of our evolving market. Continuing legal education, bar materials, and some specialty databases are available for an additional charge.

     Historically, we offered compact disc products at annual subscription prices ranging from $300 to $690 per state or federal jurisdiction. In recent periods, we have de-emphasized our compact disc products by implementing a focused marketing and sales effort for our web-based products. Since July 1999, we have offered new subscriptions only for our web-based products. Some revenue from compact disc sales will continue as we fulfill obligations to our current compact disc customers. Revenues from compact disc products also include a small amount of revenue from one-time sales of bar association publications. We will continue to make these one-time compact disc sales.

     The migration of our customers to our web-based products will increase our average revenue per customer if most customers purchase our unlimited Internet access package, National CollectionSM, featuring substantially all of our primary state and federal law databases. It will also decrease our average cost per customer if fewer customers use our compact disc products. This is because we currently provide our compact disc customers with updated discs every 90 days and because compact disc products typically require significantly more customer and technical support due to the reinstallation of updated compact discs and issues with customer hardware configuration changes.

     Upon the sale of a new subscription, the total amount of the subscription fee is accounted for as deferred revenue. Revenues from subscription sales are recognized on a monthly basis over the subscription period, which is typically one year. Subscription fees are paid up front in cash or on a monthly basis by electronic funds transfer or credit card.

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

Results of Operations

Comparison of Results for the Three Months Ended March 31, 2000 and 1999

     Revenues. Total revenues increased 117.0% to $2.8 million for the three months ended March 31, 2000 from $1.3 million for the three months ended March 31, 1999. We believe the increase in revenues from subscriptions was due primarily to the increase in the number of legal databases we offered to 1,850 at March 31, 2000 from 550 at March 31, 1999, the increase in our marketing efforts and the expansion of our sales staff. We expect that this trend will continue and that web-based subscription revenues will represent substantially all of our total revenues in future periods. Total database seats increased 110.7% to 17,546 at March 31, 2000 from 8,328 at March 31, 1999.

     Database Costs.   Total database costs increased 66.6% to $1.9 million for
the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. The increase is primarily attributable to increased amortization and updating costs as a result of having more databases.

     Selling and Marketing Expense.   Selling and marketing expense increased
134.6% to $4.1 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999. This was principally due to an increase of 145.5% in our compensation and commission expenses associated with an increase in the number of sales and marketing personnel to 203 at March 31, 2000 from 149 at March 31, 1999. Selling and marketing expense consists primarily of:

     . employee salaries and benefits for marketing and customer support personnel;

     .  sales commissions paid to our sales force;

     .  advertising expenses;

     .  the cost of direct marketing promotional materials; and

     .  facilities cost allocation and related expenses.

     We pay sales commissions upon receipt of an initial subscription payment after subscription agreements are signed. We record commissions as prepaid costs and amortize them ratably over the term of the contract, typically one year, as we recognize the associated revenues. We do not pay commissions on renewals of subscriptions. We expense all other selling and marketing costs as incurred.

     General and Administrative Expense.   General and administrative expense
increased 119.8% to $1.7 million for the three months ended March 31, 2000 from $772,000 for the three months ended March 31, 1999. This increase resulted primarily from an increase of 130.3% in compensation expenses associated with an increase in the number of administrative employees, including technical support employees who support our web site, to 61 at March 31, 2000 from 41 at March 31, 1999. General and administrative expense consists primarily of employee salaries and benefits, facilities cost allocation and related expenses associated with our management, finance, human resources, management information systems and administrative groups.

     Interest Income.   Interest income increased 3,600.3% to $235,000 for the
three months ended March 31, 2000 from $6,000 for the three months ended March 31, 1999. This increase was due primarily to an increase in funds available for investment as a result of our initial public offering in September 1999.

     Interest Expense.   Interest expense decreased 99.9% from $600,000 for the
three months ended March 31, 1999 to $428 for the three months ended March 31, 2000. This decrease was due primarily to the reduction of debt using proceeds from our initial public offering and the elimination of interest expense associated with amortization of deferred loan costs of $345,000 for the three months ended March 31, 1999.

Liquidity and Capital Resources

     We have used substantial amounts of cash in the growth of our company. Net cash used in operating activities was $766,000 and $3.7 million for the three months ended March 31, 1999 and 2000, respectively. The primary use of cash was the payment of operating expenses, including database production costs. We expect to continue to incur significant database production costs for the foreseeable future. The continued payment and amortization of database production costs, together with increased selling and marketing expenditures, is expected to generate losses for 2000 and at least through the first half of 2001.

     Net cash used in investing activities was $4.6 million and $2.2 million for the three months ended March 31, 1999 and 2000, respectively. The primary use of cash was the payment of the capitalized portion of our database production costs. For the three months ended March 31, 1999, $3.4 million of these expenditures was for the payment of database production costs, which we capitalized, and $1.2 million was for property and equipment and other assets purchased to support the growth of our business. For the three months ended March 31, 2000, $1.9 million of these expenditures was for the payment of database production costs, which we capitalized, and $327,000 was for property and equipment and other assets purchased to support the growth of our business.

     For the three months ended March 31, 2000, financing of our operations and continued expansion was from cash reserves remaining from additional capital obtained through our initial public offering of 3.9 million shares of common stock in September 1999 and the sale of common stock from the exercise of stock options. Total financing, net of repayments, was approximately $68,000 for the three-month period ended March 31, 2000. To finance our operations and continued expansion during the first three months of 1999, we obtained additional capital through private placements of debt from a related party. Total financing, net of repayments, was approximately $5.3 million for the three months ended March 31, 1999.

     During 2000, we anticipate that we will complete production of four new specialty databases. These databases are selected U.S. District Court Reports, Bankruptcy Opinions, a Tax product consisting of opinions of the U.S. Tax Court and IRS Cumulative Bulletins, and a product consisting of SEC Decisions and Reports. We believe we will be required to expend approximately $4.3 million for acquisition and conversion of these databases. As of March 31, 2000, we had spent $1.9 million of this amount. We also anticipate that, during the same time, our selling and marketing expenses will increase due to more aggressive
marketing.   We believe available cash on hand generated from operations and our initial public offering will be adequate to meet our anticipated cash needs for working capital and capital expenditures throughout the year 2000. However, we may choose to seek additional financing to accelerate our growth by, for example, adding new specialty databases at a faster pace, to expand our marketing activities or for other purposes.

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

     Our credit agreement with Fleet National Bank dated August 20, 1998, as amended, established the following:

 . a working capital revolving line of credit in the maximum principal amount of $2.5 million, the outstanding balance, if any, of which will convert to a term note on June 1, 2000;

 . an equipment line of credit in the maximum principal amount of $1.0 million, the outstanding balance of which converted to a term note on June 1, 1999;

 . a second equipment line of credit in the maximum principal amount of $1.5 million, the outstanding balance, if any, of which will convert to a term note on June 1, 2000; and

 . a line of credit to finance the production of our databases in the maximum principal amount of $7.0 million, the outstanding balance of which converted to a term note on April 30, 1999.

     When a line of credit converts to a term note, no additional amount of that
line of credit is thereafter available.    There currently is no outstanding
balance under either of the lines of credit that will convert to a term note on June 1, 2000 as described above. In addition, we paid in full the two previously issued term notes with proceeds of our initial public offering. As of March 31, 2000 and May 15, 2000, we had no outstanding borrowings under the credit facility or any term notes to Fleet.

     To the extent that the lines of credit are available, outstanding borrowings under each line bear interest at a floating rate equal to a specified percentage above the bank's prime rate. All borrowings under the credit facility are secured by a pledge of most of our assets. We must pay a commitment fee with respect to the revolving line of credit in the amount of $6,250 per quarter. In addition, the Fleet credit facility contains restrictive covenants that obligate us to maintain financial ratios and that, without the prior written consent of the bank, generally prohibit us from incurring indebtedness or declaring or paying dividends or other distributions. Assuming there are no borrowings outstanding under the credit facility on June 1, 2000, the commitment fees and these restrictive covenants will no longer be effective after that date.


Net Operating Loss Carryforwards

     Since 1994, we have incurred significant net losses. Through March 31, 2000, our accumulated deficit totaled $42.5 million. At December 31, 1999, we had net operating loss carryforwards of approximately $49 million, which will begin to expire in 2010 for federal income tax purposes and in 2000 for state purposes. We cannot assure you that we will have income that is sufficient to allow us to use these loss carryforwards.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because Loislaw.com does not use derivatives, Statement No. 133 will have no significant effect on earnings or the financial position of Loislaw.com, Inc.

Forward-Looking Statements

     Except for the historical information contained herein, the matters discussed in this report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are dependent on certain risks and uncertainties. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting Loislaw.com and the financial condition of our business. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a variety of factors. These factors include, among other things, our ability to predict and respond to rapid technological changes; the presence of competitors in the web-based legal information market with larger databases and greater financial resources; the availability of free legal information from Internet portal companies and government agencies; the acceptance of our products by the market; our potential loss of relationships with legal information providers; difficulties managing growth; difficulties caused by Year 2000 problems; difficulties caused by Internet accessibility and increased usage; potential system failures due to viruses, telecommunications failures or other damage to our computer systems; risks due to our reliance on foreign data converters; legal liability caused by legal information provided in our databases; and the other risks detailed from time to time in the reports we file with the Securities and Exchange Commission, including the factors discussed under the heading "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     In addition, in this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Year 2000 Issues

     The Year 2000 issue is the result of computer programs being written using two rather than four digits to define the applicable year. As of the date of this Quarterly Report, we are not aware that any of our systems have experienced any disruptions as a result of the arrival of the new year. We also are not aware that any of our customers, data providers, data converters or other parties with which we do business have experienced any significant disruptions as a result of the arrival of the year 2000, although we have not contacted all those parties since year end regarding this issue. It is possible that some Year 2000 problems may not be immediately evident, and we or the third parties with which we do business may discover Year 2000 problems in the future. We cannot assure you that any such problems, or claims arising out of those problems, will not have a material adverse impact on our business or financial condition.

     We believe that the measures we have taken to identify, assess, and remediate Year 2000 issues, and related testing, are reasonable based on our operations and circumstances. We have not incurred any significant costs related to Year 2000 efforts in the period covered by this Quarterly Report.

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

     We are subject to some interest rate risk in connection with our bank credit facility with Fleet National Bank. All amounts that we borrow under the credit facility bear interest at floating rates. At March 31, 2000, we had no outstanding borrowings under this credit facility

                                   FORM 10-Q

                               LOISLAW.COM, INC.

PART II.  OTHER INFORMATION

Item 5.  Other Information.
-------

     Loislaw.com has elected to comply with the requirement to make quarterly financial information available to its stockholders by making its quarterly reports on Form 10-Q available through its web site. To view or print this information, please visit our web site at www.loislaw.com and select "Investor Relations -- SEC Filings." You may also request that a copy of our most recent report on Form 10-Q be mailed to you by submitting a request through our web site by selecting "Investor Relations -- Info Request" or by calling Loislaw.com's Investor Resources Information Line toll free at (877) 447-5647.

Item 6.  Exhibits and Reports on Form 8-K.
-------

       (A) Exhibits
           --------

           27.1 Financial Data Schedule

       (B) Reports on Form 8-K
           -------------------

           The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LOISLAW.COM, INC.
                              -------------------------------------
                              (Registrant)

Date:     05/15/2000              /s/  MARK O. BEYLAND
          ----------          -------------------------------------
                              Mark O. Beyland
                              President and Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer and Duly Authorized Officer)

                                   FORM 10-Q

                               INDEX TO EXHIBITS

                               LOISLAW.COM, INC.

                                                              Sequentially
      Exhibit                                                   Numbered
      Number                       Exhibit                        Page
      ------      -----------------------------------------   ------------
       27.1       Financial Data Schedule                          21