Form 10-Q
period 2000-06-30
LOISLAW COM INC
filed 2000-08-14
CIK 1088820

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES exchange act of 1934

For the transition period from ______ to ______ .

                        Commission file number 0-27463

                               Loislaw.com, Inc.
-------------------------------------------------------------------------------
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

                                (501) 471-5581
-------------------------------------------------------------------------------
              Registrant's telephone number, including area code

                                Not applicable
-------------------------------------------------------------------------------
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

  21,038,497 shares of common stock, $.001 par value, were outstanding on August 3, 2000.

                                     INDEX

                               LOISLAW.COM, INC.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements                                                           Page
-------                                                                                 ----
          Condensed Balance Sheets -- June 30, 2000 (unaudited) and
          December 31, 1999                                                              3

          Unaudited Condensed Statements of Operations - Three months and
          six months ended June 30, 2000 and 1999                                        4

          Unaudited Condensed Statements of Cash Flows -- Six months ended
          March 31, 2000 and 1999                                                        5

          Notes to Unaudited Condensed Financial Statements -- June 30, 2000             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------
         of Operations                                                                   7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     12
-------

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                             13
-------

Item 5.  Other Information                                                               13
------

Item 6.  Exhibits and Reports on Form 8-K                                                13
-------

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
-------

                               LOISLAW.COM, INC.
                            CONDENSED BALANCE SHEETS



                                                                                June 30,                  December 31,
                                                                                  2000                        1999
                                                                             ------------                 ------------
                          ASSETS                                               (unaudited)                  (see note)
Current assets:
 Cash and cash equivalents                                                   $  8,214,425                 $ 19,286,007
 Accounts receivable, net                                                       5,754,646                    4,052,088
 Prepaid commissions                                                            1,456,726                    1,454,797
 Prepaid software license                                                         305,588                      296,125
 Other current assets                                                             565,879                      650,843
                                                                             ------------                 ------------
  Total current assets                                                         16,297,264                   25,739,860

 Databases, net                                                                19,686,981                   16,585,088
 Property and equipment, net                                                    4,532,065                    3,803,122
 Other assets                                                                     269,188                      444,985
                                                                             ------------                 ------------
  Total assets                                                               $ 40,785,498                 $ 46,573,055
                                                                             ============                 ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt                                      $    200,620                 $     13,060
 Accounts payable                                                               3,716,142                    2,580,284
 Deferred revenues                                                              6,923,467                    6,003,521
 Accrued expenses                                                               1,555,468                    1,716,435
                                                                             ------------                 ------------
  Total current liabilities                                                    12,395,697                   10,313,300

Deferred revenues                                                                  23,386                      222,504
Long-term debt, excluding current installments                                    386,065                        9,405
                                                                             ------------                 ------------
  Total liabilities                                                            12,805,148                   10,545,209
                                                                             ============                 ============
Stockholders' equity :
 Common stock, $.001 par value.  50,000,000 shares authorized;
 21,048,497 shares issued at March 31, 2000 and
 20,952,003 shares issued at December 31, 1999                                     21,048                       20,952
Additional paid-in capital                                                     74,164,843                   73,847,856
Accumulated deficit                                                           (46,189,441)                 (37,824,862)
Treasury stock, at cost, 10,000 shares                                            (16,100)                     (16,100)
                                                                             ------------                 ------------
 Total stockholders' equity                                                    27,980,350                   36,027,846
                                                                             ------------                 ------------
 Total liabilities and stockholders' equity                                  $ 40,785,498                 $ 46,573,055
                                                                             ============                 ============

See notes to accompanying unaudited condensed financial statements.

                               LOISLAW.COM, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                         ----------------------------       ----------------------------
                                                             2000             1999              2000             1999
                                                         -----------      -----------       -----------      -----------
Revenues:
 Subscriptions                                           $ 3,374,437      $ 1,481,491       $ 6,219,466      $ 2,792,372
 Other                                                        10,153                -            10,153                -
                                                         -----------      -----------       -----------      -----------
  Total revenues                                           3,384,590        1,481,491         6,229,619        2,792,372

Operating expenses:
 Database costs                                            1,861,598        1,569,418         3,752,330        2,704,417
 Selling and marketing                                     3,902,273        2,580,449         7,984,236        4,320,448
 General and administrative                                1,376,005          936,032         3,073,826        1,708,179
 Product development                                          49,463          117,864           163,071          333,075
                                                         -----------      -----------       -----------      -----------
  Total operating expenses                                 7,189,339        5,203,763        14,973,463        9,066,119
                                                         -----------      -----------       -----------      -----------
  Loss from operations                                    (3,804,749)      (3,722,272)       (8,743,844)      (6,273,747)

Other income (expense):
 Interest income                                             152,789           23,469           387,497           29,811
 Interest expense                                             (8,594)        (738,438)           (9,022)      (1,338,489)
 Other, net                                                      788            3,982               788            5,485
                                                         -----------      -----------       -----------      -----------
  Total other income (expense)                               144,983         (710,987)          379,263       (1,303,193)

                                                         -----------      -----------       -----------      -----------
Net loss                                                  (3,659,766)      (4,433,259)       (8,364,581)      (7,576,940)

Accrued preferred stock dividends and
 accretion on redeemable preferred
 stock and common warrants                                         -          256,348                 -          462,079
                                                         -----------      -----------       -----------      -----------
Net loss applicable to common stock                      $(3,659,766)     $(4,689,607)      $(8,364,581)      (8,039,019)
                                                         ===========      ===========       ===========      ===========

Net loss per share - basic and diluted                        $(0.17)          $(0.52)           $(0.40)          $(0.95)
                                                         ===========      ===========       ===========      ===========

Weighted average common shares
 outstanding - basic and diluted                          20,982,121        8,969,234        20,972,584        8,424,298
                                                         -----------      -----------       -----------      -----------


See notes to accompanying unaudited condensed financial statements.

                               LOISLAW.COM, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                    Six Months Ended
                                                                         June 30,
                                                            ----------------------------------
                                                                2000                  1999
                                                            ------------           -----------
Operating activities:
Net loss                                                    $ (8,364,581)          $(7,576,940)
Adjustments to reconcile net loss to net cash used by
 operating activities:
  Depreciation and amortization                                1,667,122             1,411,375
  Changes in operating assets and liabilities:
  Receivables                                                 (1,702,558)               40,852
  Prepaid expenses and other current assets                       73,574            (1,103,457)
  Accounts payable                                             1,135,858             1,192,307
  Accrued expenses                                              (160,967)               96,312
  Deferred revenue                                               720,828                78,109
                                                            ------------           -----------
   Net cash used by operating activities                      (6,630,724)           (5,861,442)

Investing activities:
Database production expenditures                              (4,351,632)           (5,737,218)
Purchase of property and equipment                            (1,146,326)           (1,668,324)
(Increase) decrease in other assets                              175,797              (222,141)
                                                            ------------           -----------
   Net cash used by investing activities                      (5,322,161)           (7,627,683)

Financing activities:
Proceeds from notes payable                                      600,000             9,362,500
Proceeds from sale of common stock                               317,083               478,485
Proceeds from sale of Series C convertible preferred stock,
  net of issuance costs of $624,023                                    -             8,893,850
Deferred loan costs                                                    -               (13,273)
Repayment of notes payable                                       (29,380)           (2,050,623)
Repayment of capital lease obligations                            (6,400)               (5,910)
                                                            ------------           -----------
   Net cash provided by financing activities                     881,303            16,665,029

(Decrease) Increase in cash and cash equivalents             (11,071,582)            3,175,904
Cash and cash equivalents at beginning of period              19,286,007                99,042
                                                            ------------           -----------
Cash and cash equivalents at end of period                  $  8,214,425           $ 3,274,946
                                                            ============           ===========

Supplemental cash flow information:
Cash paid for interest                                      $      9,022           $ 1,176,070
Noncash investing and financing transactions:
 Accrued Series B redeemable preferred stock dividends                 -           $   169,777
 Accretion on redeemable equity securities                             -           $   372,774
 Issuance of warrants                                                  -           $   408,364
 Cancellation of redemption feature on redeemable
  common stock                                                         -           $ 1,233,746
 Conversion of subordinated notes payable to 857,509
  shares of Series C convertible preferred stock                       -           $ 4,982,127
 Exercise of warrants for satisfaction of subordinated
  notes payable                                                        -           $    10,566

See notes to accompanying unaudited condensed financial statements.

                               LOISLAW.COM, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2000

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-K of Loislaw.com, Inc. (the "Company" or "Loislaw.com") for the year ended December 31, 1999.

NOTE B--CONTINGENCIES

     The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes the resolution of these claims and pending litigation will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

                                   FORM 10-Q

                               LOISLAW.COM, INC.

Item 2.  Management's Discussion and Analysis of Financial
-------
         Condition and Results of Operations

Overview

     Loislaw.com provides comprehensive, affordable and easy-to-use legal and related information to lawyers and law firms over the Internet and on compact disc. We offer more than 2,000 databases that we estimate to contain over 10 million documents. These databases consist of federal and state law, continuing legal education materials and other legal information. As of June 30, 2000, our databases included court decisions, statutes, acts, and regulations of all 50 states and the District of Columbia, the U.S. Code, the Code of Federal Regulations, and court decisions for the U.S. Supreme Court, all 13 U.S. Circuit Courts of Appeal, selected Federal District Court Reports, and selected U.S. Bankruptcy Court Opinions.

     We generate revenues primarily from the sale of web-based products for fixed annual subscription fees. The list price for unlimited Internet access to substantially all federal and state law databases that we offer is currently $139 per seat per month. During 1999, we offered another multi-jurisdiction product offering fewer databases for $98 per month. The list price for unlimited Internet access to substantially all state law for a single state currently varies from state to state from $39 to $69 per seat per month. We do not charge any additional fees for multiple permitted users of a seat but only one simultaneous access per seat is allowed. Our pricing strategy with respect to our web-based products may change as a result of our evolving market. Continuing legal education materials, bar materials, and some specialty databases are available for an additional charge.

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

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2000 and 1999

     Revenues.   Total revenues increased 128.5% to $3.4 million for the three months ended June 30, 2000 from $1.5 million for the three months ended June 30, 1999. We believe the revenues from subscriptions increased due primarily to the increase in the number of legal databases we offered to 2,023 at June 30, 2000 from 986 at June 30, 1999 and the increase in our marketing efforts. We expect that this trend will continue and that web-based subscription revenues will represent substantially all of our total revenues in future periods. Total database seats increased 129.9% to 20,302 at June 30, 2000 from 8,829 at June 30, 1999.

     Database Costs.   Total database costs increased 18.6% to $1.9 million for
the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. The increase is primarily attributable to increased amortization and updating costs as a result of having more databases.

     Selling and Marketing Expense.   Selling and marketing expense increased
51.2% to $3.9 million for the three months ended June 30, 2000 from $2.6 million for the three months ended June 30, 1999. This was principally due to an increase of 304.1% in our commission expenses associated with an increase in the amount of commissionable sales for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Selling and marketing expense consists primarily of:

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

     General and Administrative Expense.   General and administrative expense
increased 47.0% to $1.4 million for the three months ended June 30, 2000 from $936,000 for the three months ended June 30, 1999. This increase resulted primarily from an increase of 33.9% in compensation expenses associated with an increase in the number of administrative employees, including technical support employees who support our web site, to 86 at June 30, 2000 from 75 at June 30, 1999. General and administrative expense consists primarily of employee salaries and benefits, facilities cost allocation and related expenses associated with our management, finance, human resources, management information systems and administrative groups.

     Interest Income.   Interest income increased 551.0% to $153,000 for the
three months ended June 30, 2000 from $23,000 for the three months ended June 30, 1999. This increase was due primarily to an increase in funds available for investment as a result of our initial public offering in September 1999.

     Interest Expense.   Interest expense decreased 98.8% to $8,594 for the
three months ended June 30, 2000 from $738,000 for the three months ended June 30, 1999. This decrease was due primarily to the reduction of debt using proceeds from our initial public offering.

Comparison of Results for the Six Months Ended June 30, 2000 and 1999

     Revenues.   Total revenues increased 123.1% to $6.2 million for the six months ended June 30, 2000 from $2.8 million for the six months ended June 30, 1999. We believe revenues from subscriptions increased for the same reasons discussed above in the comparison of the quarter ended June 30, 2000 to the quarter ended June 30, 1999.

     Database Costs.   Total database costs increased 38.7% to $3.8 million for
the six months ended June 30, 2000 from $2.7 million for the six months ended June 30, 1999. The increase is attributable to the same reasons discussed above in the comparison of the quarter ended June 30, 2000 to the quarter ended June 30, 1999.

     Selling and Marketing Expense.   Selling and marketing expense increased
84.8% to $8.0 million for the six months ended June 30, 2000 from $4.3 million for the six months ended June 30, 1999. This was principally due to the same reasons discussed above in the comparison of the quarter ended June 30, 2000 to the quarter ended June 30, 1999.

     General and Administrative Expense.   General and administrative expense
increased 79.9% to $3.1 million for the six months ended June 30, 2000 from $1.7 million for the six months ended June 30, 1999. This increase resulted primarily from the same factors discussed above in the comparison of the quarter ended June 30, 2000 to the quarter ended June 30, 1999.

     Interest Income.   Interest income increased 1,199.8% to $387,000 for the
six months ended June 30, 2000 from $30,000 for the six months ended June 30, 1999. This increase was due primarily to an increase in funds available for investment as a result of our initial public offering in September 1999.

     Interest Expense.   Interest expense decreased 99.3% to $9,000 for the six
months ended June 30, 2000 from $1.3 million for the six months ended June 30, 1999. This decrease was due primarily to the reduction of debt using proceeds from our initial public offering and the elimination of interest expense associated with amortization of deferred loan costs of $396,000 for the six months ended June 30, 1999.

Liquidity and Capital Resources

     We have used substantial amounts of cash in the growth of our company. Net cash used in operating activities was $6.5 million and $5.9 million for the six months ended June 30, 2000 and 1999, respectively. The primary use of cash was the payment of operating expenses, including database production costs. We expect to continue to incur significant database production costs for the foreseeable future. The continued payment and amortization of database production costs, together with increased selling and marketing expenditures, is expected to generate losses for 2000 and at least through the first half of 2001.

     Net cash used in investing activities was $5.3 million and $7.6 million for the six months ended June 30, 2000 and 1999, respectively. The primary use of cash was the payment of the capitalized portion of our database production costs. For the six months ended June 30, 1999, $5.7 million of these expenditures was for the payment of database production costs, which we capitalized, and $1.7 million was for property and equipment and other assets purchased to support the growth of our business. For the six months ended June 30, 2000, $4.4 million of these expenditures was for the payment of database production costs, which we capitalized, and $971,000 was for property and equipment and other assets purchased to support the growth of our business.

     For the six months ended June 30, 2000, financing of our operations and continued expansion was from cash reserves remaining from additional capital obtained through our initial public offering of 3.9 million shares of common stock in September 1999, the proceeds from a term loan for $600,000 from a financial institution, and the sale of common stock from the exercise of stock options. Total financing, net of repayments, was approximately $788,000 for the six-month period ended June 30, 2000. To finance our operations and continued expansion during the first six months of 1999, we obtained additional capital through private placements of debt from a related party. Total financing, net of repayments, was approximately $16.7 million for the six months ended June 30, 1999.

     During 2000, we anticipate our selling and marketing expenses will increase
due to more aggressive marketing.   We believe available cash on hand generated
from operations and our initial public offering will be adequate to meet our anticipated cash needs for working capital and capital expenditures throughout the year 2000. However, we may choose to seek additional financing to accelerate our growth by, for example, adding new specialty databases at a faster pace, to expand our marketing activities or for other purposes.

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

     On April 28, 2000, the Company executed a promissory note with Bank of America for the purchase of computer equipment. This note was for $600,000 with a term of 36 months. As of June 30, 2000, the balance of the note was $571,000.

Net Operating Loss Carryforwards

     Since 1994, we have incurred significant net losses. Through June 30, 2000, our accumulated deficit totaled $46.2 million. At December 31, 1999, we had net operating loss carryforwards of approximately $49 million, which will begin to expire in 2010 for federal income tax purposes and in 2000 for state purposes. We cannot assure you that we will have income that is sufficient to allow us to use these loss carryforwards.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. Because Loislaw.com does not use derivatives, Statement No. 133 will have no significant effect on earnings or the financial position of Loislaw.com, Inc.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which, as amended, must be adopted no later than October 1, 2000. SAB 101 deals with various revenue recognition issues. Management believes adoption of Interpretation No. 44 will have no significant effect on earnings or the financial position of Loislaw.com, Inc.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which is generally effective July 1, 2000. This interpretation clarifies the application of Accounting Principles Board Opinion No. 25. Management believes adoption of Interpretation No. 44 will have no significant effect on earnings or the financial position of Loislaw.com, Inc.

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

  We are not subject to interest rate risk in connection with our promissory note with Bank of America. The interest rate term of this note is fixed for the term of the note.

                                   FORM 10-Q

                               LOISLAW.COM, INC.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------

  The Annual Meeting of Stockholders of the Company was held on June 13, 2000. At the meeting, the stockholders elected the person set forth in the table below to serve as a director for a term expiring at the 2003 Annual Meeting of
Stockholders:

                                 Votes        Votes
                 Nominee          For        Against      Abstention
                 -------          ---        -------      ----------

             Hannah C. Stone  18,475,612       -0-            -0-

  Also, at the meeting the stockholders approved the 1999 Nonqualified Stock Option Plan for Nonemployee Directors. The results of the vote on this item were as set forth below:

     FOR  11,375,018       AGAINST  684,018       ABSTAIN 6,158,400

  Also, at the meeting the stockholders approved the adoption of the 2000 Stock Option Plan for Sales and Marketing Personnel. The results of the vote on this item were as set forth below:

     FOR  18,001,116       AGAINST  474,496       ABSTAIN -0-

  Also, at the meeting the stockholders approved an Amendment to the 1996 Stock Option Plan to increase the number of available shares from 1,500,000 shares to 1,950,000 shares. The results of the vote on this item were as set forth below:

     FOR  18,126,504       AGAINST  349,108       ABSTAIN -0-

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

Item 6.  Exhibits and Reports on Form 8-K.
-------

         (A) Exhibits
             --------

             27.1 Financial Data Schedule

         (B) Reports on Form 8-K
             -------------------

             The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LOISLAW.COM, INC.
                              ----------------------------------------
                              (Registrant)

Date:     08/11/2000          /s/  MARK O. BEYLAND
       ----------------       ----------------------------------------
                              Mark O. Beyland
                              President and Chief Financial Officer
                              (Principal Financial and Duly Authorized Officer)

                                   FORM 10-Q

                               INDEX TO EXHIBITS

                               LOISLAW.COM, INC.

                                                              Sequentially
         Exhibit                                                Numbered
         Number                       Exhibit                     Page
       -----------    -------------------------------------  --------------
           27.1       Financial Data Schedule                      16