Form 10-Q
period 2000-09-30
LOISLAW COM INC
filed 2000-11-14
CIK 1088820

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________ .



                        Commission file number 0-27463

                               LOISLAW.COM, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                               71-0655999
   (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

        105 NORTH 28TH STREET
         VAN BUREN, ARKANSAS                            72956
 (Address of principal executive offices)             (Zip Code)

                                (501) 471-5581
              Registrant's telephone number, including area code

                                Not applicable
  Former name, address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  21,244,848 shares of common stock, $.001 par value, were outstanding on November 9, 2000.

                                     INDEX

                               LOISLAW.COM, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                               Page
                                                                            ----
          Condensed Balance Sheets -- September 30, 2000 (unaudited) and
          December 31, 1999                                                   3

          Unaudited Condensed Statements of Operations - Three months and
          nine months ended September 30, 2000 and 1999                       4

          Unaudited Condensed Statements of Cash Flows - Nine months ended
          September 30, 2000 and 1999                                         5

          Notes to Unaudited Condensed Financial Statements --
          September 30, 2000                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    16

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements


                               LOISLAW.COM, INC.
                            CONDENSED BALANCE SHEETS



                                                                    September 30,                  December 31,
                                                                        2000                           1999
                                                              ------------------------      -------------------------
                    ASSETS                                          (unaudited)                   (see notes)
Current assets:
 Cash and cash equivalents                                         $  3,846,244                   $ 19,286,007
 Accounts receivable, net                                             6,611,387                      4,052,088
 Prepaid commissions                                                  1,153,144                      1,454,797
 Prepaid software license                                               305,588                        296,125
 Other current assets                                                   525,689                        650,843
                                                                   ------------                   ------------
  Total current assets                                               12,442,052                     25,739,860

 Databases, net                                                      19,446,113                     16,585,088
 Property and equipment, net                                          4,279,357                      3,803,122
 Other assets                                                           209,548                        444,985
                                                                   ------------                   ------------
  Total assets                                                     $ 36,377,070                   $ 46,573,055
                                                                   ============                   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt                            $    203,485                   $     13,060
 Accounts payable                                                     2,664,937                      2,580,284
 Deferred revenues                                                    7,098,006                      6,003,521
 Accrued expenses                                                     1,653,080                      1,716,435
                                                                   ------------                   ------------
  Total current liabilities                                          11,619,508                     10,313,300

Deferred revenues                                                        81,027                        222,504
Long-term debt, excluding current installments                          334,754                          9,405
                                                                   ------------                   ------------
  Total liabilities                                                  12,035,289                     10,545,209
                                                                   ------------                   ------------

Stockholders' equity :
 Common stock, $.001 par value.  50,000,000 shares authorized;
 21,209,421 shares issued at September 30, 2000 and
 20,952,003 shares issued at December 31, 1999                           21,209                         20,952
 Additional paid-in capital                                          74,183,432                     73,847,856
 Accumulated deficit                                                (49,846,760)                   (37,824,862)
 Treasury stock, at cost, 10,000 shares                                 (16,100)                       (16,100)
                                                                   ------------                   ------------
  Total stockholders' equity                                         24,341,781                     36,027,846

Total liabilities and stockholders' equity                         $ 36,377,070                   $ 46,573,055
                                                                   ============                   ============

See accompanying notes to unaudited condensed financial statements.

                               LOISLAW.COM, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                   Three Months Ended                   Nine Months Ended
                                                     September 30,                        September 30,
                                               ---------------------------       -----------------------------
                                                   2000            1999              2000             1999
                                               -----------     -----------       ------------     ------------
REVENUES:
 Subscriptions                                 $ 3,575,304     $ 1,826,387       $  9,794,770     $  4,618,759
 Other                                              14,641               -             24,794                -
                                               -----------     -----------       ------------     ------------
  Total revenues                                 3,589,945       1,826,387          9,819,564        4,618,759

OPERATING EXPENSES:
 Database costs                                  1,582,234       2,555,874          5,334,562        5,260,291
 Selling and marketing                           4,036,239       3,288,591         12,020,476        7,609,040
 General and administrative                      1,670,307       1,107,397          4,744,132        2,815,576
 Product development                                45,688         213,802            208,759          546,877
                                               -----------     -----------       ------------     ------------
  Total operating expenses                       7,334,468       7,165,664         22,307,929       16,231,784
                                               -----------     -----------       ------------     ------------
  Loss from operations                          (3,744,523)     (5,339,277)       (12,488,365)     (11,613,025)

OTHER INCOME (EXPENSE):
 Interest income                                    98,022          10,869            485,520           40,681
 Interest expense                                  (11,484)       (685,394)           (20,506)      (2,023,883)
 Other, net                                            663          19,483              1,451           24,968
                                               -----------     -----------       ------------     ------------
  Total other income (expense)                      87,201        (655,042)           466,465       (1,958,234)
                                               -----------     -----------       ------------     ------------
NET LOSS                                        (3,657,322)     (5,994,319)       (12,021,900)     (13,571,259)

Accrued preferred stock dividends and
 accretion on redeemable preferred
 stock and common warrants                               -       2,877,661                  -        3,339,740
                                               -----------     -----------       ------------     ------------
Net loss applicable to common stock            $(3,657,322)    $(8,871,980)      $(12,021,900)    $(16,910,999)
                                               ===========     ===========       ============     ============
Net loss per share - basic and diluted              $(0.17)         $(0.87)            $(0.57)          $(1.87)
                                               ===========     ===========       ============     ============
Weighted average common shares
 outstanding - basic and diluted                21,046,416      10,186,042         20,997,407        9,027,027
                                               -----------     -----------       ------------     ------------

See accompanying notes to unaudited condensed financial statements.

                               LOISLAW.COM, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                               September 30,
                                                                      -----------------------------
                                                                          2000            1999
                                                                      ------------     ------------
OPERATING ACTIVITIES:
Net loss                                                              $(12,021,900)    $(13,571,259)
Adjustments to reconcile net loss to net cash used by
 operating activities:
 Depreciation and amortization                                           2,778,451        2,411,684
 Provision for doubtful accounts                                           337,500          115,000
 Changes in operating assets and liabilities:
  Receivables                                                           (2,896,799)        (876,290)
  Prepaid expenses and other current assets                                417,345       (1,542,645)
  Accounts payable                                                          84,653        2,741,906
  Accrued expenses                                                         (63,355)       1,934,237
  Deferred revenue                                                         953,008        1,009,193
                                                                      ------------     ------------
   Net cash used by operating activities                               (10,411,097)      (7,778,174)
                                                                      ------------     ------------
INVESTING ACTIVITIES:
Database production expenditures                                        (4,730,342)      (6,967,664)
Purchase of property and equipment                                      (1,158,413)      (2,128,874)
Decrease (Increase) in other assets                                          8,482         (369,582)
                                                                      ------------     ------------
   Net cash used by investing activities                                (5,880,273)      (9,466,120)
                                                                      ------------     ------------
FINANCING ACTIVITIES:
Proceeds from notes payable                                                600,000       11,840,700
Proceeds from sale of common stock                                         335,833          478,485
Proceeds from sale of Series C convertible preferred stock,
 net of issuance costs of $624,023                                               -        8,893,850
Deferred loan costs                                                              -          (13,273)
Deferred offering costs                                                          -       (1,284,444)
Repayment of notes payable                                                  (9,698)      (2,461,581)
Repayment of capital lease obligations                                     (74,528)          (8,954)
                                                                      ------------     ------------
   Net cash provided by financing activities                               851,607       17,444,783
                                                                      ------------     ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (15,439,763)         200,489
Cash and cash equivalents at beginning of period                        19,286,007           99,042
                                                                      ------------     ------------
Cash and cash equivalents at end of period                            $  3,846,244     $    299,531
                                                                      ============     ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                $     11,484     $  1,176,070
Noncash investing and financing transactions:
 Accrued Series B redeemable preferred stock dividends                           -     $    169,777
 Accretion on redeemable equity securities                                       -     $    372,774
 Issuance of warrants                                                            -     $    408,364
Cancellation of redemption feature on redeemable
 common stock                                                                    -     $  1,233,746
Conversion of subordinated notes payable to 857,509
 shares of Series C convertible preferred stock                                  -     $  4,982,127
Exercise of warrants for satisfaction of subordinated
 notes payable                                                                   -     $     10,566

See accompanying notes to unaudited condensed financial statements.

                               LOISLAW.COM, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-K of Loislaw.com, Inc. (the "Company" or "Loislaw.com") for the year ended December 31, 1999.

NOTE B--CONTINGENCIES

     The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes the resolution of these claims and pending litigation will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     On August 14, 2000, Innodata Corporation ("Innodata") made a demand for arbitration concerning disputed invoices submitted to the Company. The invoices were submitted for services performed by Innodata involving conversion of printed text to electronic format. Innodata is seeking $1,458,642, prejudgment interest, and attorney fees in the proceedings and bases its claims on breach of contract, unjust enrichment, quantum meruit, misrepresentation, and as an account stated. The services performed by Innodata were not performed in accordance with industry standards or the prior course of dealing between Innodata and the Company. The final product from Innodata was inferior, contained many errors, was late in being completed, and in some instances required the Company to utilize its own manpower to correct the deficiencies. Because Innodata did not perform in accordance with industry standards and produced an inferior product, the Company does not believe that it is liable for the full amount claimed by Innodata.

     Innodata subsequently filed a Petition to Compel Arbitration against the Company. The agreement on which Innodata relies to compel arbitration expired in December 1999. All of the services and charges in dispute were performed after December 1999. The expired arbitration agreement required arbitration to occur in New York City. The Company has agreed to arbitrate the dispute but seeks to arbitrate in Dallas, Texas, which is a more convenient forum. The Petition to Compel Arbitration seeks to compel the Company to arbitrate in accordance with the terms of the agreement which expired in December 1999, which requires arbitration proceedings to occur in New York City.

     The Company believes that it has adequate funds reserved to satisfy any award in favor of Innodata and believes that its liability, if any, is
significantly less than the amount claimed by Innodata.   The Company believes
that the claim of Innodata will not have an adverse impact on the financial condition of the Company.

     On April 28, 2000, the Company executed a promissory note with Bank of America for the purchase of computer equipment. This note was for $600,000 with a term of 36 months. Interest rate on the note is fixed at 7.88%. As of September 30, 2000, the balance of the note was $525,000.


NOTE C - RECLASSIFICATION
-------------------------

    Certain amounts in the September 30, 1999 financial statements have been reclassified to conform to the September 30, 2000 presentation.

     FORM 10-Q

                               LOISLAW.COM, INC.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

     Loislaw.com provides comprehensive, affordable and easy-to-use legal and related information to lawyers and law firms over the Internet and on compact disc. We offer more than 2,000 databases that we estimate to contain over 10 million documents. These databases consist of federal and state law, continuing legal education materials and other legal information. As of September 30, 2000, our databases included decisions from state appellate courts, statutes, acts, and regulations of all 50 states and the District of Columbia, U.S. Code, the Code of Federal Regulations, and court decisions for the U.S. Supreme Court, and all 13 U.S. Circuit Courts of Appeal. Our databases also included selected Federal District and United States Bankruptcy Court opinions. Administrative regulations for the states of Delaware, Hawaii, Maine, Mississippi, New Hampshire, Rhode Island, Vermont, and Wyoming are supplied by a third party vendor and will not be available after December 8, 2000. While the same vendor supplies administrative regulations for certain other states, an alternative source for such regulations is currently available and being utilized.

     We generate revenues primarily from the sale of web-based products for fixed annual subscription fees. The list price for unlimited Internet access to substantially all federal and state law databases, except for United States District Court and United States Bankruptcy Court opinions, that we offer was $139 per seat per month at September 30, 2000. The price for this product increased to $179 on November 1, 2000, but continues to be available, subject to certain specific terms and conditions, at $139 per month until December 31, 2000. During 1999, we offered another multi-jurisdiction product offering fewer databases for $98 per month. The list price for unlimited Internet access to substantially all state law for a single state currently varies from state to state from $39 to $69 per seat per month. We do not charge any additional fees for multiple permitted users of a seat but only one simultaneous access per seat is allowed. Our pricing strategy with respect to our web-based products may change as a result of our evolving market. Continuing legal education, bar materials, and some specialty databases are available for an additional charge.

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

     The migration of our customers to our web-based products will increase our average revenue per customer if most customers purchase our National CollectionSM package, featuring a majority of our primary state and federal law databases except for our Federal District Court and U.S. Bankruptcy Court opinions databases. It will also decrease our average cost per customer if fewer customers use our compact disc products. This is because we currently provide our compact disc customers with updated discs every 90 days and because compact disc products typically require significantly more customer and technical support due to the reinstallation of updated compact discs and issues with customer hardware configuration changes.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenues.   Total revenues increased 96.6% to $3.6 million for the three months ended September 30, 2000 from $1.8 million for the three months ended September 30, 1999. We believe the increase in revenues from subscriptions was due primarily to the increase in the number of legal databases we offered to 2,055 at September 30, 2000 from 1,501 at September 30, 1999, the increase in our marketing efforts, and the expansion of our sales staff. We expect that this trend will continue and that web-based subscription revenues will represent substantially all of our total revenues in future periods.

     Database Costs.   Total database costs decreased 38.1% to $1.6 million for
the three months ended September 30, 2000 from $2.6 million for the three months ended September 30, 1999. The decrease is primarily attributable to a decrease in employee salaries, wages, and benefits expense and cost of source materials partially offset by increased amortization costs as a result of having more databases.

     Selling and Marketing Expense.   Selling and marketing expense increased
22.7% to $4.0 million for the three months ended September 30, 2000 from $3.3 million for the three months ended September 30, 1999. This was principally due to an increase of 161.2% in our commission expenses associated with an increase in the amount of commissionable sales for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Additionally, marketing expense increased 131.0% to $894,000 for the three months ended September 30, 2000 from $387,000 for the three months ended September 30, 1999. These were partially offset by decreases in salaries, wages, and benefits expense, travel and sales expense, and communication costs. Selling and marketing expense consists primarily of:

    . employee salaries and benefits for marketing and customer support personnel;

    .  sales commissions paid to our sales force;

    .  advertising expenses;

    .  the cost of direct marketing promotional materials; and

    .  facilities cost allocation and related expenses.

     We pay sales commissions upon receipt of an initial subscription payment after subscription agreements are signed. We record commissions as prepaid costs and amortize them ratably over the term of the contract, typically one year, as we recognize the associated revenues. We do not currently pay commissions on renewals of subscriptions. We expense all other selling and marketing costs as incurred.

     General and Administrative Expense.   General and administrative expense
increased 50.8% to $1.7 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999. This increase resulted primarily from an increase in compensation expenses, depreciation and amortization costs, and occupancy costs. The compensation expenses increased 29.4% due to a one-time charge of $268,000 for a severance pay expense associated with the resignation of Mark O. Beyland, the former President and Chief Financial Officer of the Company. There will be no recurring severance pay expenses associated with Mr. Beyland's resignation. Depreciation and amortization costs increased due to the addition in 2000 of additional computer hardware and software installed which resulted in increased depreciation and amortization. General and administrative expense consists primarily of employee salaries and benefits, facilities cost allocation and related expenses associated with our management, finance, human resources, management information systems and administrative groups.

     Interest Income.   Interest income increased 801.8% to $98,000 for the
three months ended September 30, 2000 from $11,000 for the three months ended September 30, 1999. This increase was due primarily to an increase in funds available for investment as a result of our initial public offering in September 1999.

     Interest Expense.   Interest expense decreased 98.3% to $11,000 for the
three months ended September 30, 2000 from $685,000 for the three months ended September 30, 1999. This decrease was due primarily to the reduction of debt using proceeds from our initial public offering.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenues.   Total revenues increased 112.1% to $9.8 million for the nine months ended September 30, 2000 from $4.6 million for the nine months ended September 30, 1999. We believe the increase in revenues from subscriptions was for the same reasons discussed above in the comparison of the quarter ended September 30, 2000 to the quarter ended September 30, 1999.

     Database Costs.   Total database costs increased 1.4% to $5.33 million for
the nine months ended September 30, 2000 from $5.26 million for the nine months ended September 30, 1999. The increase is primarily attributable to increased amortization and updating costs as a result of having more databases, partially offset by the decreases attributable to the reasons discussed above in the comparison of the quarter ended September 30, 2000 to the quarter ended September 30, 1999.

     Selling and Marketing Expense.   Selling and marketing expense increased
58.0% to $12.0 million for the nine months ended September 30, 2000 from $7.6 million for the nine months ended September 30, 1999. This was principally due to the same reasons discussed above in the comparison of the quarter ended September 30, 2000 to the quarter ended September 30, 1999.

     General and Administrative Expense.   General and administrative expense
increased 68.5% to $4.7 million for the nine months ended September 30, 2000 from $2.8 million for the nine months ended September 30, 1999. This increase resulted primarily from the same reasons discussed above in the comparison of the quarter ended September 30, 2000 to the quarter ended September 30, 1999.

     Interest Income.   Interest income increased 1,093.5% to $486,000 for the
nine months ended September 30, 2000 from $41,000 for the nine months ended September 30, 1999. This increase was due primarily to an increase in funds available for investment as a result of our initial public offering in September 1999.

     Interest Expense.   Interest expense decreased 99.0% to $21,000 for the
nine months ended September 30, 2000 from $2.0 million for the nine months ended September 30, 1999. This decrease was due primarily to the reduction of debt using proceeds from our initial public offering and the elimination of interest expense associated with amortization of deferred loan costs of $617,000 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have used substantial amounts of cash in the growth of our company. Net cash used in operating activities was $10.4 million and $7.8 million for the nine months ended

     September 30, 2000 and 1999, respectively. The primary use of cash was the payment of operating expenses, including database production costs. We expect to continue to incur significant database production costs for the foreseeable future. The continued payment and amortization of database production costs, together with increased selling and marketing expenditures, is expected to generate losses for 2000 and at least through the first half of 2001.

     Net cash used in investing activities was $5.7 million and $9.3 million for the nine months ended September 30, 2000 and 1999, respectively. The primary use of cash was the payment of the capitalized portion of our database production costs. For the nine months ended September 30, 1999, $7.0 million of these expenditures was for the payment of database production costs, which we capitalized, and $2.3 million was for property and equipment and other assets purchased to support the growth of our business. For the nine months ended September 30, 2000, $4.7 million of these expenditures was for the payment of database production costs, which we capitalized, and $1.0 million was for property and equipment and other assets purchased to support the growth of our business.

     For the nine months ended September 30, 2000, financing of our operations and continued expansion was from cash reserves remaining from additional capital obtained through our initial public offering of 3.9 million shares of common stock in September 1999, the proceeds from a term loan for $600,000 from a financial institution, and the sale of common stock from the exercise of stock options. Total financing, net of repayments, was approximately $852,000 for the nine-month period ended September 30, 2000. To finance our operations and continued expansion during the first nine months of 1999, we obtained additional capital through private placements of debt from a related party. Total financing, net of repayments, was approximately $17.4 million for the nine months ended September 30, 1999.

     During 2000, our selling and marketing expenses have increased due to more aggressive marketing. Cash on hand generated from operations and our initial public offering has met our cash needs for working capital and capital expenditures through September 30, 2000. We believe that additional cash may be necessary to finance our operations between the present time and September 30, 2001. We are exploring opportunities for the Company in this regard, including those with our current capital venture investors and with lending institutions. Although there is no guarantee that our current investors will make additional investments in the Company, we believe that our current capital venture investors are supportive of the Company and will continue to be supportive. We may also seek debt financing with lending institutions or others. We may also choose to accelerate our growth by, for example, adding new specialty databases at a faster pace, to expand our marketing activities or for other purposes.

     As part of our growth strategy, we may consider acquiring companies or businesses, and any acquisition could significantly increase our cash requirements. On October 23, 2000, we entered an agreement with JurisDictionUSA, Inc. ("JDUSA") in which we acquired twenty percent of the outstanding common stock of JDUSA. JDUSA is an internet based company which provides attorneys with office and case management services on the internet utilizing an application service provider model. Under the terms of the agreement, we are obligated to market, sell, and provide technical support for certain JDUSA products. We will pay a royalty of 40 percent of net revenues received from such sales to JDUSA. As part of that agreement, we also agreed to loan JDUSA up to $30,000 per month beginning in November 2000, until a total of $200,000 has been provided. The loan proceeds are to be repaid from royalties due to JDUSA beginning 16 months after execution of the agreement.

     Another acquisition, or any other increase in our anticipated cash requirements, could require us to obtain additional financing. We cannot assure you that additional financing would be available to us or, if available, that we would be able to obtain it on terms we considered satisfactory.

     On April 28, 2000, the Company executed a promissory note with Bank of America for the purchase of computer equipment. This note was for $600,000 with a term of 36 months. As of September 30, 2000, the balance of the note was $525,000. The interest rate of this note is fixed for the term of the note at 7.88% annual percentage rate.

NET OPERATING LOSS CARRYFORWARDS

     Since 1994, we have incurred significant net losses. Through September 30, 2000, our accumulated deficit totaled $49.8 million. At December 31, 1999, we had net operating loss carryforwards for tax purposes of approximately $49 million, which will begin to expire in 2010 for federal income tax purposes and in 2000 for state purposes. We cannot assure you that we will have income that is sufficient to allow us to use these loss carryforwards.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which, as amended, must be adopted no later than October 1, 2000. SAB 101 deals with various revenue recognition issues. Management believes adoption of SAB 101 will have no significant effect on earnings or the financial position of Loislaw.com, Inc.

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

     We are not subject to interest rate risk in connection with our promissory note with Bank of America. The interest rate of this note is fixed for the term of the note at 7.88% annual percentage rate. As of September 30, 2000, there remains an unpaid principal balance on the note of $525,471.

                                   FORM 10-Q

                               LOISLAW.COM, INC.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     On or about August 14, 2000, Innodata Corporation ("Innodata") made a demand for arbitration in a matter involving the Company. On or about October 5, 2000, Innodata filed a Petition to Compel Arbitration against the Company in the Supreme Court of New York. Innodata claims to be entitled to $1,458,642, plus pre-award interest, attorney's fees, and punitive damages. Innodata bases its claim on breach of contract, unjust enrichment, quantum meruit, misrepresentation, and as a stated account. The amounts claimed are for Innodata's conversion of printed text to electronic format. The Company supplied the printed text that was to be converted to electronic format by Innodata. The Company believes that its liability, if any, is less than the amount claimed by Innodata because Innodata's conversion services were not performed in accordance with industry standards or the prior course of dealing between Innodata and the Company. As a result, the final product was inferior, contained many errors, was late in being completed, and in some instances required the Company to utilize its own manpower to correct the deficiencies. Because Innodata did not perform in accordance with industry standards and produced an inferior product, the Company does not believe that it is liable for the full amount claimed by Innodata.

     Innodata claims that arbitration in New York City is the only means for resolution of the dispute, based upon the terms of an agreement with the Company that expired in December, 1999. All of the services performed by Innodata on which the claim is based were performed in and after January, 2000. The agreement which expired in December, 1999 required mandatory arbitration in New York as the means of dispute resolution. Innodata claims that the Company signed an agreement in January, 2000 which incorporated the expired contract, including the mandatory arbitration provision. Innodata is unable to produce any copies of the signed document. The Company believes that there is no agreement compelling arbitration but agreed to arbitrate in Dallas, Texas, which is believed to be a convenient forum for all witnesses. Innodata then filed its Petition to Compel Arbitration to compel the Company to arbitrate in New York. The Company does not believe that the venue for dispute resolution will have a material effect upon the outcome of the dispute.

     We believe that we have adequate funds reserved to satisfy any award in favor of Innodata and believe that our liability, if any, is significantly less than the amount claimed by Innodata. We believe that the claim of Innodata will not have an adverse impact on the financial condition of the Company.

Item 5.  Other Information.

     On or about July 1, 2000, Loislaw.com, Inc. changed stock transfer agents. Its current stock transfer agent is Interwest Transfer Company, 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117. The telephone number for the transfer agent is (801) 272-9294 and the facsimile number is (801) 277-3147.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (A) Exhibits

             27.1  Financial Data Schedule

         (B) Reports on Form 8-K

             On October 3, 2000 with an effective date of September 29, 2000 the Company filed a report on Form 8-K indicating the resignation of the Company's President and Chief Financial Officer, Mark O. Beyland. Mr. Beyland also resigned as a director of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LOISLAW.COM, INC.
                              -----------------
                              (Registrant)

Date:     11/13/2000          /s/  RANDELL L. SISEMORE
          ----------          ------------------------
                              RANDELL L. SISEMORE
                              Vice President of Finance
                              (Principal Financial and Accounting
                              Officer and Duly Authorized Officer)

                                   FORM 10-Q

                               INDEX TO EXHIBITS

                               LOISLAW.COM, INC.

                                                            Sequentially
       Exhibit                                                Numbered
       Number                       Exhibit                     Page
       ------                       -------                     ----
       27.1       Financial Data Schedule                        16